Form 10-K
period 1995-12-31
CHANCELLOR CORP
filed 1996-04-12
CIK 724051

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
  (Mark One)

  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended December 31, 1995
                                  -----------------

                         OR

  [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from _________________ to _________________

        Commission file number 0-11663

                            Chancellor Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Massachusetts                                   04-2626079
    ---------------------------------            --------------------------
    (State or other jurisdiction of              (I.R.S. Employer I.D. No.)
    incorporation or organization)

   745 Atlantic Avenue, Boston, Massachusetts      02111
- ----------------------------------------------   ----------
    (Address of principal executive offices)      Zip Code

   Registrant's telephone number, including area code (617) 728-8500
                                                      --------------

   Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                    Name of each exchange on
          -------------------
                                                     which registered
                                                 ------------------------
               None                              ________________________

   Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.01
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X     No  _____
                           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996: $796,169.

Number of shares of registrant's Common Stock par value $.01 outstanding as of February 26, 1996: 5,136,391.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Proxy Statement for the Annual Meeting of Stockholders to be held June 6, 1996 -
Part III

                                    PART I

ITEM 1.   BUSINESS.
- ------    --------

     Chancellor Corporation ("Chancellor" or the "Company") originates equipment lease transactions directly with equipment users and sells those transactions to investors. The Company also manages most of the leases it sells to investors and, when the original leases expire or terminate, remarkets the equipment for the benefit of the investors and the Company. The Company originates leases involving primarily transportation equipment, but also other equipment including material handling equipment and construction equipment. Investors who purchase equipment subject to a lease receive the tax and most of the economic benefits associated with the lease transaction. In certain cases, the Company has retained leases for its own account. The Company also arranges non-recourse financing for some of the leases which it sells and for most leases which it has retained for its own account. Typically, when the Company originates leases, the investors or buyers of those leases are not known. Therefore, the Company at the time of entering into the lease transaction is "underwriting" the lease. At the expiration or early termination of the original lease, the Company typically sells or releases the equipment on behalf of the investor.

     A discussion of the Company's continuing efforts to address its need for capital is included below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The following three paragraphs summarize this process.

     In 1993, following an announcement by Bruncor Inc. ("Bruncor"), the Company's former majority owner, that it would write off its investment and actively seek to withdraw from its relationship with the Company, the Company retained investment advisors to assist in identifying capital and financing alternatives. The Company ultimately entered into a Recapitalization and Stock Purchase Agreement ("Recapitalization Agreement") with Vestex Corporation ("Vestex"), a private financial services and venture capital firm, in September 1994. Pursuant to the Recapitalization Agreement, Vestex would, among other things, acquire Bruncor's controlling interest in the Company and 5,000,000 shares of a newly-created series of convertible preferred stock ("Preferred Stock") and would infuse $2,500,000 of equity capital into the Company (the "Recapitalization"), subject to the approval of the Company's stockholders, which was obtained on January 20, 1995. Although Vestex paid a $75,000 non-refundable deposit for the Company's and Bruncor's agreement to extend the Recapitalization closing date until March 31, 1995, it failed to close the transaction. During April and May 1995, Bruncor and the Company reassessed the Company's capitalization and strategic alternatives. Following further negotiations with Vestex, on July 25, 1995, Vestex, Bruncor and the Company entered into an amendment to the Recapitalization Agreement pursuant to which Bruncor sold all of its Common Stock in the Company to Vestex and the Company, which in turn awarded Common Stock to its employees. Vestex acquired a 31% interest in the Company and the employees acquired a 20% interest. In exchange, Bruncor received $750,000 from the Company, $400,000 of which was paid to the Company by Vestex, $142,000 of which was derived from loans to the Company by certain members of its senior lender group, $8,000 of which was paid to Bruncor as closing expense reimbursement from the Company's working capital, and $200,000 of which is represented by a subordinated note. In addition to the sale of its majority position, Bruncor also repaid the Company's $3,700,000 loan to a lender which Bruncor had guaranteed and forgave $720,000 of accrued interest on the loan which Bruncor had paid the lender. As a result of these transactions, the Company's stockholders' equity increased by approximately $4,000,000.

     As part of the transaction, Vestex agreed to infuse $2,025,000 of new capital into the Company in exchange for 5,000,000 shares of the Preferred Stock in three installments through December 1995, after which Vestex was to have become the Company's controlling stockholder. Vestex, however, failed to pay the first installment due on September 15, 1995 and, following the expiration of Vestex's ten-day cure period on September 26, 1995, the Company declared Vestex in default and canceled the Recapitalization Agreement as amended. As a result of Vestex's default, Stephen G. Morison, the Company's President and Chief Executive Officer, assumed the right to direct the voting of Vestex's 1,600,000 shares of Common Stock pursuant to an Interim Voting Agreement among Vestex, Mr. Morison and certain other parties.

     The Company's Board and management continue to believe that the Company requires new equity capital in order to resume a strategy of portfolio investment which it had successfully pursued during the late 1980's as well as to invest in certain remarketing and other business operations. In light of Vestex's default under the Recapitalization Agreement as amended, the Board is actively pursuing raising equity through private investors, including a possible restructured preferred stock transaction involving Vestex.

     The Company was incorporated in Massachusetts in 1977 and operates in a single business segment.

ORIGINATION OF ORIGINAL EQUIPMENT LEASES.
- ----------------------------------------

     Lease Origination.  The Company originates leasing transactions through
     -----------------
direct solicitation of equipment users. The Company's sales force identifies a prospective lessee and negotiates a lease for certain equipment with the lessee. The Company then purchases the equipment, sometimes financing a portion of the purchase price through non-recourse debt. The Company provides various lease management services for most of the leases it originates, including lease, loan and investor documentation and servicing, motor vehicle titling, billing, insurance monitoring, and accounting and administrative support.

     Equipment.  The Company concentrates on leasing transportation equipment,
     ---------
such as tractors, trailers and trucks ("Fleet equipment"). The Company also leases construction equipment, aircraft, material handling equipment and other equipment. During 1995, the Company entered into approximately 56 new lease transactions involving equipment having an original equipment cost of approximately $27 million, versus 19 transactions involving equipment having an original cost of $14 million in 1994. Substantially all of these transactions involved Fleet equipment. Equipment acquired by the Company is usually selected by the lessee. Because the Company normally does not control directly the selection of equipment, it purchases equipment from a wide variety of manufacturers. The Company is not dependent on any one or more equipment suppliers.

     Lessees.  Although the Company's direct solicitation efforts involving
     -------
leases of new equipment have shifted from Fortune 1000 companies to include smaller business entities, most of the Company's lessees of new equipment are still of substantial creditworthiness, with net worths in excess of $50 million. During

1995, the three largest lessees accounted for 24% (ConAgra, Inc.), 17% (Shamrock Foods, Inc.) and 16% (Intrenet, Inc.) of the new lease transactions originated by the Company. These lessees are unaffiliated with the Company and enter into lease transactions with the Company on the basis of competitive bidding.

     Equipment Cost Financing.  The Company normally finances its purchase of
     ------------------------
equipment through a short-term, secured inventory ("warehouse") line of credit or through vendor financing programs. The Company's primary warehouse line of credit is provided by its senior lender group under the intercreditor agreement described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Capital Resources." Loans under this line of credit bear interest at prime plus 2%, and provide advances for the full invoiced cost of equipment purchased with loan proceeds, are subject to the lenders' approval of each lessee's credit and the satisfaction of certain conditions precedent and documentation requirements, and are collateralized by security interests in the related leases and equipment. Since June 1993, the Company has supplemented its primary warehouse line with a non-recourse loan facility with an asset-based lender headquartered in New York. This facility permits the Company to finance new equipment in an amount equal to the sum of the discounted rental stream for the equipment plus a certain amount of the Company's expected residual interest in the equipment. The Company repays its warehouse financing with the proceeds of sales of equipment to investors. Virtually all of the Company's equipment sales are on "single investor" basis in which the investor pays the entire equipment cost.

     Competition.  The equipment leasing business is highly competitive.  The
     -----------
Company's competitors include (1) large diversified financial services companies, (2) other leasing companies, and (3) vendor financing programs. Many of these organizations have greater financial resources than the Company and, therefore, may be able to obtain funds or equipment on more favorable terms than those available to the Company. Additionally, the Company competes against other financing alternatives available to lessees for the purchase of equipment.

     The principal methods by which the Company competes are its ability to underwrite the lease transactions which it originates, its knowledge of the equipment used by its lessees, the training and experience of its personnel, the relationships and reputation it has established with lessees, equipment suppliers and financial institutions, its ability to adapt to changing regulations and tax laws, and its experience in successfully remarketing the equipment at lease termination.

     Lease Terms and Conditions.  The Company writes "net" leases. A "net" lease
     --------------------------
requires the lessee to (1) maintain and repair the equipment, (2) insure against risk of loss and liability, and (3) pay all taxes associated with the equipment, except on the Company's net income. The lessee is unconditionally obligated to pay all rentals for the full lease term, except as noted in the following paragraph.

     Some of the leases written by the Company provide for early termination options. Generally, these options may be exercised at specified times upon receipt by the Company of an amount at least equal to the discounted present value of remaining rent payments. The Company's policy is to collect all termination payments. Other leases allow the lessee at certain times to require the Company to attempt to sell or sublease the equipment for the lessee, with the Company sharing in any losses or gains should a decrease or increase in revenue streams occur as a result.

SALES TO INVESTORS.
- ------------------

     Sales.  After the Company purchases and leases equipment to an end user,
     -----
the lease transaction is sold to one or more investors. Investors typically purchase lease transactions through the acquisition of an interest in a grantor trust. The Company sells the lease transaction primarily through its own sales staff and occasionally through referrals by third parties, such as financial advisors and other intermediaries. Although most of the lease transactions which the Company sells are single investor leases, the Company has the capacity to sell leveraged leases in order to satisfy investor preferences.

     In the grantor trust structure, the equipment is acquired directly by the trust and the related lease is transferred to that trust. The Company or one of its subsidiaries usually acts as trustee and in that capacity holds title to the equipment and performs certain specified functions under the lease and loan transactions. On a few occasions, rather than using a grantor trust, the Company has sold equipment directly to an investor.

     Tax Considerations.  Investors in leases originated by the Company are
     ------------------
entitled to take deductions for depreciation and interest payments, if any. In the early years of the lease, the tax deductions available to the owner may exceed the rental income from the lease. The Company is aware of only a few cases in which the Internal Revenue Service ("Service") has challenged the tax benefits claimed under trusts arranged by the Company. The Company believes, based on information from some investors which have been subjected to such challenges, that the Service has in these cases ultimately accepted the investors' claimed tax benefits under the trusts and is aware of no case in which tax benefits claimed under a Company-sponsored trust have been successfully challenged by the Service.

     Customers.  Sales of leasing transactions are made primarily to financial
     ---------
institutions and occasionally to other corporations or individuals. During 1995, the three largest customers accounted for approximately 41% (Integra Business Credit Company), 15% (NationsBanc Leasing) and 12% (The CIT Group) of all leases sold. These customers are banks or financial institutions which are unaffiliated with the Company. The loss of any of these customers would not likely be materially adverse to the business of the Company because of the availability of similar offers from other institutions. However, a tax or regulatory change effecting the banking industry could have a materially adverse impact on the Company.

     Lease Underwriting Income.  There are two components of lease underwriting
     -------------------------
income: lease underwriting fees and residual value fees. The difference between the Company's acquisition cost for the equipment and the price at which the equipment is sold to the investor is referred to as the Company's lease underwriting fee. In addition, the Company often is entitled to share with the investor in the residual value derived from the remarketing of equipment at lease expiration or early termination, although in many cases the investor must receive a specified return before the Company is entitled to such a sharing. At the time the lease is sold, the Company estimates its expected residual value participation and records that amount as income at its discounted present value. Decreases in the Company's expected residual sharing amounts are recorded as a loss at the time such a determination is made.

     Competition.  The Company's competitors for investors are other leasing
     -----------
companies, financial institutions, including banks, investment banks and other intermediaries selling tax deferral investments.

The Company competes in different ways, depending on the investor and the competitors involved in a particular transaction. The principal methods by which the Company competes are through its ability to underwrite lease transactions, thereby having investment products immediately available, and its ability to offer the types of investments the Company's customers desire. The Company also relies upon its reputation and experience in leasing and remarketing equipment and its experience in selling tax deferral investments to compete effectively.

LEASES IN THE COMPANY'S PORTFOLIO.
- ---------------------------------

     In the period from 1986 through 1989, the Company emphasized the acquisition of equipment for its own account. Since 1989, due to lack of available capital, the Company has made modest additions to its portfolio. During 1995, the Company added $276,000 of equipment (at cost) to its portfolio. In 1994, the Company acquired no equipment for its own account. In 1995, the Company disposed of $22.9 million of equipment measured by its original cost on operating lease and disposed of no equipment on direct finance leases, reducing the total equipment (net of depreciation, paydowns and writedowns) on operating lease and direct finance lease in the Company's portfolio to $1.7 million and $1.4 million, respectively. In 1995, no leases were voluntarily sold by the Company prior to lease expiration in order to generate sufficient liquidity to meet short-term needs. In 1994, the Company disposed of $17.4 million (original cost) of equipment on operating lease and disposed of no equipment on direct finance leases, reducing the total equipment (net of depreciation, paydowns and writedowns) on operating lease and direct finance lease in the Company's portfolio to $7.5 million and $2.0 million, respectively; $13.5 million (original cost) of the operating lease dispositions were the result of lease expirations during the normal course of business and an additional $3.9 million (original cost) of equipment under six leases was voluntarily sold by the Company prior to lease expiration. In 1993, the Company sold $11.3 (original cost) of equipment on operating lease and had reductions of $1.2 million (original cost) to direct finance leases as a result of disposals, reducing the total equipment (net of depreciation, paydowns and writedowns) on operating lease and direct finance lease in the Company's portfolio to $16.8 million and $2.7 million, respectively; $9.2 million (original cost) of the operating lease dispositions were the result of lease expirations during the normal course of business and an additional $2.1 million (original cost) of equipment under nine leases was voluntarily sold by the Company prior to lease expiration.

REMARKETING.
- -----------

     The remarketing of equipment plays a vital role in the operations of the Company. As discussed above, in connection with the sale of lease transactions to investors, the Company typically is entitled to share in a portion of the residual value realized upon remarketing. Successful remarketing of the equipment is essential not only to the realization of the Company's interest in the residual value but also for the Company to recover its original investment in the equipment in its portfolios and to recognize a return on that investment.

     The Company anticipates continuing to dedicate substantial resources toward the further development and improvement of its remarketing capabilities and is hopeful that remarketing will increasingly become a profit center for the Company. The Company's strategy is to exploit its remarketing expertise by providing fee-based remarketing services to Fleet owners and lessees and also to create a dealer capability under which the Company would buy and re-sell Fleet equipment. Pursuant to this strategy, the Company has recently hired an experienced used Fleet equipment buyer to oversee its dealer function. It is also developing through brokers its international remarketing capabilities, which during 1994 and 1995 have become an increasing percentage of its remarketing business. It is also implementing a plan to expand its brokerage activities through the Internet and the use of other technologies. The Company's senior lender group has since 1993 permitted the Company to use some of its equipment financing capability for dealer financing purposes. The Company has developed relationships with two finance companies to provide financing for remarketing customers, which the Company intends to expand in 1996.

     Since 1988, the Company has greatly expanded and altered its remarketing activities. In 1990, the Company's remarketing operation headquarters were consolidated in Boston, with regional sales offices in New Jersey, Tennessee and Texas, and, in 1992, the Company relocated its Midwestern regional office from Tennessee to Illinois. In addition, due to its success in remarketing used Fleet equipment from its retail sales center in New Jersey, the Company has increased its sales staff in New Jersey and developed indirect retail sales capabilities in California, Florida, Georgia, Illinois and Texas.

     The Company has found that its ability to remarket equipment is affected by a number of factors. The original equipment specifications, current market conditions, technological changes, and condition of the equipment upon its return all influence the price for which the equipment can be sold or re-leased. Delays in remarketing caused by various market conditions reduce the profitability of the remarketing.

     Remarketing efforts are pursued on a direct retail sale or lease basis. The Company's Fleet equipment remarketing experience has shown that generally the greatest residual value is realized by initially re-leasing equipment, rather than immediately selling it. Therefore, the Company has concentrated its remarketing efforts on re-leasing, although re-leasing involves more risks than selling because lessees of used equipment are generally smaller, less creditworthy enterprises than the Company's initial lessees. The Company has also enjoyed success selling Fleet equipment through its retail sales centers, which the Company plans to further develop.

CAPITAL.
- -------

     The Company relies upon various sources of capital to support its business activities. To underwrite lease transactions, the Company relies upon its short-term warehouse lines of credit and vendor financing programs to pay for the equipment as deliveries occur and to hold leases in inventory pending sale to investors. Pursuant to the intercreditor agreement with its senior lender group described below (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"), the Company has access to a $1.8 million warehouse line of credit, which in January 1996 was amended and extended to December 31, 1996. This warehouse line of credit is secured by a security interest in equipment financed under the line and is premised upon the sale or refinancing by the Company of the inventory securing the facility. Management is actively seeking to replace the intercreditor warehouse facility with a larger facility prior to its expiration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", below.

     In 1993 the Company entered into a secured inventory financing facility with an asset-based lender and lessor based in New York, providing the Company with additional warehouse loan capability. Under this facility, this lender loans the Company, on a non-recourse basis, an amount equal to the present value of lease revenues to be generated by equipment financed under the facility for certain approved credits, with discount rates and subject to aggregate limits determined for each credit, and a portion of the expected residual value of the financed equipment. The excess of the equipment cost over the available loan for equipment financed under this facility is financed under the Company's intercreditor agreement. As of February 16, 1996, the Company is financing three of its leases in the aggregate amount of approximately $2.1 million under this $10 million loan facility.

     The Company's ability to generate sufficient working capital to finance its short and long-term needs is dependent upon (1) the generation of sufficient fees from the underwriting and sale of lease transactions to investors, as well as other fee-based remarketing activities for investors and others, and (2) the successful realization of residual proceeds for the benefit of investors and the Company. Continued access to this cash for working capital purposes, and the amount of such cash, will depend upon its ability to successfully raise and invest new equity capital and also its ability to perform its obligations under the final intercreditor loan term-out agreement, which expires in September 1997.

     In May 1993, Bruncor converted a $971,573 accrued liability on the Company's books into 734,908 shares of the Company's Common Stock pursuant to a March 1993 agreement between the Company and Bruncor relative to the accrued liability. The conversion was made according to a formula based on the book value of the stock. The accrued liability arose from interest payments by Bruncor as of December 31, 1992 under its guarantee of the Company's former $3.7 million loan from The Bank of Nova Scotia, which was liquidated in July 1995 in connection with Bruncor's sale of its interest in the Company.

     On January 20, 1995, the Company effected a 1.475-for-1 split in the form of a 47.50% Common Stock dividend. On the same day, the stockholders also approved an amendment to the Articles of Organization in order to increase the number of shares of Common Stock from 10,000,000 to 30,000,000 and create 10,000,000 shares of preferred stock ($0.01 par value). No preferred stock has been issued as of March 21, 1996.

     The Company has authorized but not issued 10,000,000 shares of preferred stock, 5,000,000 shares of which are designated as "Series A Convertible Preferred Stock." Each share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Convertible Preferred Stock held by such holder are then convertible, bears an annual cumulative dividend of $0.045 per share, and is convertible into the Company's Common Stock at a price of $0.50, which is adjustable in accordance with a conversion price formula.

     On July 25, 1995, pursuant to an amendment to the Recapitalization Agreement, Vestex, Bruncor and the Company closed a transaction in which Bruncor sold all of its Common Stock in the Company to Vestex and the Company, which in turn awarded Common Stock to its employees. In exchange, Bruncor received $750,000 from the Company, $400,000 of which was paid to the Company by Vestex, $142,000 of which was derived from loans to the Company by certain members of its senior lender group, $8,000 of which was paid to Bruncor as closing expense reimbursement from the Company's working capital, and $200,000 of which is represented by a subordinated note. Vestex acquired a 31% interest in the Company and the employees acquired a 20% interest. In addition to the sale of its majority position, Bruncor also repaid the Company's $3.7 million loan to a lender which Bruncor had guaranteed and forgave $720,000 of accrued interest on the loan which Bruncor had paid the lender. As a result of these transactions, the Company's stockholders' equity increased by approximately $4.0 million in 1995.

SEASONALITY.
- ------------

     Because of tax and investment considerations, investors frequently defer their decisions to purchase lease transactions until after the first quarter of the year.

EMPLOYEES.
- ---------

     As of February 26, 1996, the Company had 38 full-time employees.

ITEM 2.   PROPERTIES.
- ------    ----------

     The Company leases its principal offices at 745 Atlantic Avenue, Boston, Massachusetts 02111. The Company also leases branch offices in four other states. (See Note J to the Company's Consolidated Financial Statements.)

ITEM 3.   LEGAL PROCEEDINGS.
- ------    -----------------

     While the Company is subject from time to time in the normal course of its business to actions or claims for damages, neither the Company nor any of its subsidiaries is now party to, nor is any property of the Company or any of its subsidiaries now subject to, any proceedings currently pending which the Company believes will have a future material adverse impact on its consolidated financial position or results of operations. (See Note J to the Company's Consolidated Financial Statements.)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- ------    ---------------------------------------------------

     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
- ------    --------------------------------------------------------------
          MATTERS:
          -------

     The Company's Common Stock has traded on the National Association of Securities Dealers, Inc. ("Nasdaq") OTC Electronic Bulletin Board under the symbol "CHCR" since January 28, 1994 on the basis of actual trading prices. The Company's Common Stock had traded from June 30, 1992 to January 28, 1994 on the Small-Cap Market of the Automated Quotation System of Nasdaq on the basis of actual trading prices. The Company believes that two dealers are engaged in making a market for the Company's Common Stock. The following table sets forth, for the calendar periods indicated, the high and low sales prices January 1, 1994 through February 26, 1996 for each quarter as reported by Nasdaq.

Calendar 1996                          High              Low
- -------------                          ----              ---
First quarter                          $.3125            $.187
  (through February 26)

Calendar 1995                          High              Low
- -------------                          ----              ---
Fourth quarter                         .3125             .0625
Third quarter                          .25               .03125
Second quarter                         .1875             .09375
First quarter                          .21875            .09

Calendar 1994*                         High              Low
- -------------                          ----              ---
Fourth quarter                         .2119             .0424
Third quarter                          .2119             .0636
Second quarter                         .1695             .0424
First quarter                          .4237             .1695

     There were approximately 687 beneficial owners of the Company's Common Stock, as of February 26, 1996.

     No cash dividends have been declared or paid during the last three years. The Company does not have a policy of declaring regular dividends. Under the terms of an intercreditor agreement the Company is prohibited from paying any cash dividends. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

________________________________

*: Historical market price information prior to January 1, 1995 has been restated to give retroactive recognition to the Company's January, 1995 47.5% Common Stock dividend. (See Note A to the Company's Consolidated Financial Statements.)

ITEM 6.   SELECTED FINANCIAL DATA:
- ------    -----------------------

                  CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                     (in thousands, except per share data)

                                               Year Ended December 31,
                               -----------------------------------------------------
                                 1995       1994       1993       1992       1991
                               ---------  ---------  ---------  ---------  ---------
Revenues:
 Rental income                 $  4,391   $  7,630   $ 12,088   $ 16,882   $ 22,302

 Lease underwriting  income         749        499        857      1,938      3,192

Total revenues                    8,491     10,587     14,910     21,838     31,060

Loss from continuing
operations before change
in accounting principle*        ( 1,221)   ( 3,343)   ( 6,596)   ( 1,878)   ( 6,127)

Net loss*                       ( 1,221)   ( 3,343)   ( 5,996)   ( 1,878)   ( 6,127)

Loss per share from
 continuing operations
 before change in
 accounting principle           (   .22)    (  .52)    ( 1.07)    (  .33)    ( 1.60)
                               ========   ========   ========   ========   ========

Net loss per share               ($ .22)    ($ .52)    ($ .97)    ($ .33)    ($1.60)
                               ========   ========   ========   ========   ========

Average common and
 common equivalent shares         5,634      6,373      6,174      5,709      5,632
                               ========   ========   ========   ========   ========

*: The losses include the following unusual costs (in thousands) which materially affect the comparability of the information above:


                                 1995    1994     1993    1992    1991
                                 ----    ----    ------   ----   ------
     Residual value
      estimate reductions          -       -    $2,524      -    $6,310

     Lessee credit-related
      losses                       -       -        -       -     1,520

     Organizational res-
      tructuring costs             -       -        -      154      463

                        CONSOLIDATED BALANCE SHEET DATA
                                 (in thousands)

                                              Year Ended December 31,
                                  ------------------------------------------------
                                    1995      1994       1993      1992      1991
                                  -------  ---------  --------  --------  --------
Operating leases, net             $ 1,683  $  7,495    $16,792   $28,649   $44,646

Total assets                       16,088    23,165     39,741    65,548    89,814

Indebtedness:
   Recourse                         4,314    11,225     15,069    17,948    20,214

   Non-recourse                     3,167     5,205     12,390    29,433    42,670

Stockholders' equity (deficit)      1,365   ( 1,421)     1,922     6,943     8,824

              CONSOLIDATED QUARTERLY STATEMENTS OF OPERATIONS DATA
                                 (in thousands)

                                1995 Quarters
                      ------------------------------------
                      First    Second    Third   Fourth
                      -----    ------    -----   ------
Revenues              $ 2,334  $1,957    $2,098  $2,102

Costs and expenses      3,043   2,634     2,087   1,948

Net profit (loss)       ( 709)  ( 677)       11     154

                                   1994 Quarters
                      ------------------------------------
                      First    Second    Third   Fourth
                      -----    ------    -----   ------
Revenues              $ 2,447  $2,905    $2,656  $2,579

Costs and expenses      3,914   3,588     3,305   3,114

Net profit (loss)      (1,488)  ( 706)   (  671) (  478)


For a discussion of the Company's dividend policy, see Item 5, "Market for the Company's Common Equity and Related Stockholder Matters."

For a discussion of indebtedness, see Note G of the Company's Consolidated Financial Statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

Results of Operations
- ---------------------

     Revenues for the year ended December 31, 1995 decreased to $8.5 million as compared to $10.6 million and $14.9 million for the years ended December 31, 1994 and 1993, respectively. The Company reported a net loss of $1.2 million ($.22 per share) for 1995 as compared with a net loss of $3.3 million ($.52 per share) for the year ended December 31, 1994 and a net loss of $6.0 million ($.97 per share) for the year ended December 31, 1993.

Rental Income
- -------------

     Rental income, primarily from the Company's portfolio of leased equipment, was $4.4 million for the year ended December 31, 1995, versus $7.6 million and $12.1 million for the years ended December 31, 1994 and 1993, respectively. Most rental income is used to service non-recourse debt secured by leases. The Company added $276,000 of equipment (at cost) to its portfolio in 1995 but had no additions to its portfolio in 1994 or 1993. During 1995, the Company disposed of $22.9 million of equipment from its portfolio in the aggregate as measured by its original cost, which coupled with the lack of additions to the portfolio contributed to the decline in rental revenues. For a discussion of these dispositions, see "Leases in the Company's Portfolio" above.

     Since 1990, the Company has dramatically reduced its accounting recognition of its residual interest in all new assets acquired for its own portfolio as well as in those assets it manages for other investors. It has also made substantial improvement in the relative residuals realized from like kinds of assets over the past five years. For a discussion of these improvements, see "Remarketing" above. In 1993, the Company voluntarily sold $2.1 million of equipment under nine leases from its portfolio, and in 1994 it voluntarily sold an additional $3.9 million of equipment under six leases from its portfolio prior to lease expiration (all as measured by the original equipment cost). There were no voluntary sales of leases prior to lease expiration in 1995. The voluntary portfolio sales in prior years were made in order to generate cash to meet the Company's operating and debt service requirements. The sale of assets from the portfolio reduces future rental income and the associated future profits which may be derived from continued ownership thereof. These portfolio reductions are expected to continue as the Company is presently unable to add significantly to its portfolio due to the lack of capital necessary to finance the required investment in leased equipment (see "Liquidity and Capital Resources").

Lease Underwriting Income
- -------------------------

     Lease underwriting revenue is one of the Company's continuing active business lines. Lease underwriting income was approximately $749,000 for the year ended December 31, 1995, $499,000 for the year ended December 31, 1994 and $857,000 for the year ended December 31, 1993. These revenues are derived from the sale to investors of $27 million of leased equipment in 1995, as compared to sales of $14 million in 1994 and $32 million in 1993. Net profit margins (cash net of interest carrying costs) derived from these sales were .5% for 1995, as compared to 1.4% for 1994 and 1.0% for 1993. When including residual fee income, overall profit margins were 2.67%, 3.68% and 2.88% 1995, 1994 and 1993, respectively. The decrease in lease equipment volume in 1994 was due to a reduction in the origination sales efforts. Competitive factors in origination saless has continued to keep margins at historically low levels.

     At December 31, 1995 the Company held in its inventory $1.9 million (original cost) of lease transactions for sale to third parties as compared to $2.6 million at December 31, 1994. Management believes that the Company is not limited in its capacity to originate and sell equipment lease transactions by lack of lessee transaction opportunities or institutional investors seeking transactions in which to invest.

     Residuals.  Lease underwriting income includes the present value of the
     ---------
Company's share of the estimated future residual values expected to be realized from lease transactions sold to investors. For the year ended December 31, 1995, the Company recognized as residual fee income $605,000 derived from the sale of $27 million of equipment to investors. By comparison, for the years ended December 31, 1994 and 1993, the Company recognized as residual fee income $300,000 derived from the sale of $14 million of equipment to investors, and $500,000 derived from the sale of $32 million of equipment. As of December 31, 1995, the Company's share of residual values which it expects to receive in the future from the disposition of equipment owned by investors was $3.3 million as compared to $3.1 million at December 31, 1994.

     The Company engages in a continuing review of its valuation of all equipment in its portfolios or under management. It monitors the relative performance of its disposal methods including both the release and sale of assets on a monthly basis comparing results to established residual accounting booking policies. Every asset is tracked to its ultimate disposition and all out-of-pocket costs are netted against gross revenues realized. The Company establishes its accounting residual values based on a number of criteria including: (1) long term (generally 10 years) variances from mean in the used fleet equipment market; (2) specific asset characteristics including specifications, use and cost; (3) the Company's own asset disposition experience which includes over 10,000 units; and (4) external assessors of fleet assets including the "Blue Book" guide, auction results, and retail classified advertisements. Accordingly, the Company periodically monitors performance against these measures in order to determine if adjustments in residual value assumptions are necessary.

     The Company effected no reductions in its estimated future residuals during 1995 or 1994. During the fourth quarter of 1993, the Company recognized a $2.5 million reduction in estimated future residual values of certain assets, primarily relating to trust and portfolio residuals. These residual adjustments were the result of several important factors, including: (1) the substantial experience and data which the Company continues to gain since it began remarketing activities in 1988; (2) market conditions for used equipment, and particularly used transportation equipment, resulting from regulatory and technological changes, use patterns, maintenance costs and competitive margins associated with the revenue-generating capability of such assets; (3) continued improvements in the Company's data processing systems allowing the Company to assess more accurately the impact of changing values attributable to equipment with varying specifications; and (4) factors affecting the used transportation equipment market and the economy generally leading to dramatic variances in rates of inflation on new equipment as well as 20 - 30% variances above and below mean in the price of used fleet equipment. Substantially all of the residual write-down for the year 1993 was associated with equipment leased and sold to investors by the Company prior to 1988. Experience and data gained since that time caused management to conclude that the residual value assumptions made prior to 1988 were no longer appropriate.

     In 1993, the Company refined its valuation model based on experience which indicated that sales prices on equipment which was first released and then subsequently sold were less than prices realized on equivalent aged equipment sold immediately after its original lease. Further, the Company noted that the effect of manufacturers' model year changeovers on equipment values was more important than the equipment's age at lease expiration and changed the valuation model accordingly resulting in the fourth quarter 1993 trust residual asset reduction of $1.0 million (see Note C) and $1.2 million reduction in the direct finance and operating lease portfolios (Note F). The Company believes it now has sufficient historical experience to estimate future equipment values within a narrow range, assuming a macroeconomic environment with low inflation and moderate growth. The Company continues to build a remarketing distribution system using used truck dealers to supplement the Company's own sales and telemarketing group. The remarketing operation is generally unaffected by the Company's financial difficulties. The Company does not expect the reductions to continue in the future.

     Gains from Portfolio Remarketing.  Gains from portfolio remarketing are
     --------------------------------
realized when equipment initially subject to a lease in the Company's direct finance or operating lease portfolio is sold at a price above its book value. Gains from portfolio remarketing fluctuate principally because of the value of equipment which becomes available each year at lease expiration, changes in the used equipment market, particularly for Fleet assets, and the Company's performance in remarketing the equipment.

     In 1995, gains increased 254% versus the prior year to $2.2 million on sales of equipment with an original cost of $22.9 million, a 27% performance increase based on original cost as compared to 1994 where gains were $633,000 on sales of equipment with an original cost of $17.4 million. The 1994 performance represented an increase in gains of 126% compared with 1993 gains of $280,000 on sales of equipment with an original cost of $12.4 million.

     The Company measures its total remarketing performance against a proprietary benchmark which values equipment based on its specifications and age at lease expiration. The table below illustrates the Company's performance based on this measure:

              Performance          Improvement       Cumulative
              as % of Company's    (Decline) vs.     Improvement
              Benchmark            Prior Year        Since 1990
              ------------------   ---------------   ------------
1995                  135%            (17%)             54%
1994                  152%             18%              71%
1993                  134%              9%              53%
1992                  125%              6%              44%
1991                  119%             38%              38%
1990                   81%              -                -

     Fees from Remarketing Activities.  Fees from remarketing activities are
     --------------------------------
realized when the Company releases or sells equipment owned by others, including equipment under leases previously sold by the Company to investors. Gross fees are netted by any residual values previously booked by the Company. Gains from remarketing activities fluctuate because of the value of equipment which becomes available each year from leases previously sold by the Company, the terms of new contracts to remarket equipment on behalf of others, changes in the used equipment market, and the Company's remarketing performance.

     In 1995, fees from this source were $668,000, a decrease of 42% as compared to 1994 when fees were $1,160,000. The decline is due to a lower volume of activity as well as lower values for the equipment. The 1994 performance represented an increase of 84% compared with 1993 fees of $629,000.

     Expenses.  Selling, general and administrative expenses for the year ended
     --------
December 31, 1995 amounted to $5.2 million versus $5.3 million for the year ended December 31, 1994 and $6.6 million for the year ended December 31, 1993. The Company reduced its headcount in 1994 and undertook other cost measures to reduce selling, general and administrative expenses.

     Depreciation and amortization expenses decreased to $3.4 million for the year ended December 31, 1995 from $6.4 million and $8.5 million, respectively, for the years ended December 31, 1994 and 1993. The decrease is directly attributable to the decrease in the size of the Company's operating lease portfolio.

     Interest expense for the year ended December 31, 1995 was $1.0 million versus $2.1 million and $2.9 million, respectively, for the years ended December 31, 1994 and 1993. These decreases have resulted largely from the reduction in the size of the Company's portfolio and the corresponding substantial reduction in non-recourse debt, as well as the elimination of $3.5 million of subordinated recourse debt as part of the July 1995 recapitalization transaction described below in "Liquidity and Capital Resources."

     Income Taxes.  The Company adopted the Statement of Financial Accounting
     ------------
Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective January 1, 1993, and recorded the cumulative effect of this change, which increased net income by $600,000. This statement requires recognition of deferred assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferrex assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates. There was no provision for income taxes for the year ended December 31, 1995, as compared to a provision of $9,000 for the year ended December 31, 1994. The provision for income taxes for the year ended December 31, 1993 reflects a benefit of $471,000, which includes a provision for state income taxes of $29,000. (See note H to the consolidated financial statements.)

     Summary.  The net after-tax losses incurred by the Company are the result
     -------
of many of the items discussed in the preceding paragraphs. In order for the Company to regain and maintain profitability and to generate positive cash flow, costs must continue to be managed; the volume of leased equipment underwritten and sold must grow; margins obtained from those sales must remain relatively stable or increase; residual realization must be sustained relative to recorded values; warehouse financing must be sufficient to permit the Company to meet its current operating requirements; and the Company must generate brokerage and other service fees by capitalizing on its remarketing strengths. Steps continue to be taken to address each of these requirements, and management believes that, assuming the addition of new capital for investment in the Company's portfolio and for investment in certain remarketing and other business operations, the Company will continue to be able to make progress in 1996 toward an eventual return to sustained profitability.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company has four principal sources of financing: (1) an intercreditor loan, (2) a secured inventory loan, (3) a non-recourse inventory loan facility, and (4) a subordinated loan.

     The intercreditor loan had a balance of $2.3 million as of December 31, 1995. Repayment of the loan is secured by virtually all assets of the Company not otherwise encumbered. Since April 1990, when the intercreditor loan was formed through the restructuring of most of the Company's unsecured recourse debt, the intercreditor loan has been renewed 25 times. The most recent renewal dated January 31, 1996 represents the final term-out of the intercreditor loan and provides for the full repayment of the debt as a term loan in fixed monthly principal payments through September 25, 1997 (which will be accelerated to December 31, 1996 if the Company has not refinanced or repaid the intercreditor warehouse line facility by that date). During each renewal period, the intercreditor group lenders agreed to refrain from exercising certain rights under their original individual loan agreements in exchange for the Company's agreements to (a) make principal and interest payments as agreed, (b) secure the continued subordination by another lender, and (c) operate within other covenants typical for this type of financing, including a prohibition on payment of dividends and restrictions on capital spending. Interest rates under the current renewal agreement are all at a floating rate of prime plus 2%.

     A secured inventory loan of $1.8 million as of December 31, 1995 (which will remain in place at this amount until December 31, 1996) is provided by the same intercreditor lender group. Although the inventory loan has historically been renewed on the same basis as the term loan described above, the current renewal requires that the inventory loan be fully repaid by December 31, 1996, nine months sooner than the expiration of the term loan. This inventory loan is secured by either cash or equipment subject to leases. This facility allows the Company to purchase equipment subject to a lease before selling the transaction to an investor. The interest rate is 2% above the prime rate.

     The Company also has a non-recourse loan facility which supplements the secured inventory loan described above. The non-recourse loan facility provides for the financing of the discounted lease stream and a portion of the residual value of the equipment subject to those leases. Loans under this facility are subject to the lender's approval of the lessees' credits and collateral lease documentation, bear interest at 2% over the prime rate, and are payable within 180 days of each borrowing, unless the lender extends the maturity date or exercises its right to convert the loan into a long-term non-recourse loan.
This credit line provides a maximum financing capacity of $10 million. As of December 31, 1995, $1.3 million was outstanding under this facility.

     The Company's ability to underwrite equipment lease transactions is largely dependent upon the continuing availability of short-term warehouse lines of credit. Management is engaged in a continuing dialogue with several possible alternative inventory lenders which appear to be interested in providing the

Company with warehouse financing. If the Company were to lose either of its existing credit lines, or if their availability were reduced, the Company would take immediate steps to replace either or both of them with one or more alternative warehouse facilities. If the Company experienced unexpected delays in putting a new warehouse facility in place, it would temporarily disrupt the Company's ability to underwrite new equipment leases until the new warehouse financing was secured.

     The Company also has a subordinated loan of $200,000 due to its former majority owner.

     The Company's operating lease portfolio is largely responsible for enabling the Company to sustain its operations from 1990 to the present in that it has provided a source of collateral security and, through lease sales and residual disposition, liquidity to meet the demands of its lenders while also contributing towards the Company's working capital requirements. The Company believes that its financial crisis in early 1990 resulted from unfavorable residual performance on its managed portfolio compared with residual fee income booked prior to that time, an ineffective remarketing organization, and the unexpected withdrawal of financial support by the Company's former majority shareholder, Bruncor, and was aggravated by a variety of factors which are addressed throughout this report, including under the captions "Rental Income," "Lease Underwriting Income," "Residuals," and elsewhere in "Liquidity and Capital Resources."

     Since 1990, the Company's ability to sustain its operations and meet its ongoing working capital requirements has been exclusively dependent upon the continued availability of internally generated cash arising primarily from lease underwriting and brokerage fees and residual value realization.

     The remarketing of equipment has played and will continue to play a vital role in these activities. In connection with the sale of lease transactions to investors, the Company typically is entitled to share in a portion of the residual value realized upon remarketing. Successful remarketing of the equipment is essential to the realization of the Company's interest in the residual value of its managed portfolio. It is also essential to the Company's ability to recover its original investment in the equipment in its own portfolios and to recognize a return on that investment.

     The Company has found that its ability to remarket equipment is affected by a number of factors. The original equipment specifications, current market conditions, technological changes, and condition of the equipment upon its return all influence the price for which the equipment can be sold or re-leased. Delays in remarketing caused by various market conditions reduce the profitability of the remarketing.

     Remarketing efforts are pursued on a direct retail sale or lease basis. The Company's Fleet equipment remarketing experience has shown that generally the greatest residual value is realized by initially re-leasing equipment, rather than immediately selling it. Therefore, the Company has concentrated its remarketing efforts on re-leasing, although re-leasing involves more risks than selling because lessees of used equipment are generally smaller, less creditworthy enterprises than the Company's initial lessees. The Company has also enjoyed success selling Fleet equipment through its retail sales centers, which the Company plans to further develop. The Company is also devoting resources to the development of international remarketing capabilities.

     The net result of these improvements in its remarketing activities has been an improvement in the residual values that the Company actually realizes for the benefit of itself and its investors from its Fleet equipment dispositions, which is illustrated above in the remarketing performance vs. benchmark chart under "Gains from Portfolio Remarketing." The historical volume and cash flow from this activity follows:

                   Cash Flow to the Company from Remarketing
                   -----------------------------------------
                       (in millions except unit numbers)

                                             Company's
Year    Units Remarketed  Original Cost      Portfolio  Trusts*  Total
- ----    ----------------  -------------      ---------  -------  -----
1995         2,265            $87.7            $5.7      $1.1    $6.8
1994         3,063            $89.4            $3.0      $2.3    $5.3
1993         1,817            $60.5            $2.0      $1.8    $3.8
1992         1,997            $44.5            $2.6      $ .5    $3.1
1991         1,332            $44.7            $3.6      $ .5    $4.1
1990           974            $43.0             n.a.      n.a.    n.a.

_____________________________
*: The Company shares in the benefits of remarketing activities with the investors in these trusts as described under "Lease Underwriting Income - Residuals" and - Fees from Remarketing Activities" above. The amounts reflected in the Trusts column represent net fees and residual sharing paid to the Company by the trusts.

Due to declining volumes of equipment reaching lease expiration in 1996, the Company estimates, based on various assumptions including its ability to sustain recent levels of performance, that cash flow from remarketing assets will be about $2.7 million less in 1996 than the $6.8 million realized in 1995.

     The Company anticipates continuing to dedicate substantial resources toward the further development and improvement of its remarketing capabilities and believes that remarketing will increasingly become a profit center for the Company. The Company's strategy is to further exploit its remarketing expertise by continuing to develop its ability to sell remarketing services to other lessors, fleet owners, and lessees and also to create a dealer capability under which the Company would buy and re-sell Fleet equipment. The Company is also implementing a plan to expand its brokerage activities through the Internet and the use of other information technologies. In addition to dedicating existing personnel and resources to this activity, the Company recently hired an experienced used Fleet equipment buyer to oversee the this dealer function, including identifying attractive used equipment purchase and sale opportunities. Since February 1993, the Company's senior lender group has permitted the Company to use some of its equipment financing capability for dealer financing purposes. The Company has established relationships with several finance companies to finance dealer activities and remarketing leases which it plans to further develop in 1996.

     The Company also took steps in 1990 and 1991 to implement residual booking levels which today the Company is usually capable of surpassing by 30% to 40% percent. Although minor adjustments to reflect market changes or further advances in asset knowledge may be made in the future, the Company does not expect to meaningfully alter its present residual booking levels going forward.

     Notwithstanding the increase in its remarketing business activity, the Company's selling, general and administrative expense has been reduced from $6.6 million in 1993 to $5.2 million in 1995. The Company believes that it will be able to sustain these levels of reduced costs to run the business as it is currently operated going forward as a result of the systems-based productivity improvements that have been implemented over the past four years.

     While external funds such as short-term warehouse financing and non-recourse debt to finance the discounted present value of the lease payments have been consistently available to finance equipment, other sources of funds (notably investment capital to fund the equity portion of its leases) were inadequate to meet the Company's needs from 1988 through early 1990. In April 1990, the Company and most of its unsecured recourse lenders signed a four-month intercreditor agreement which restructured approximately $25.9 million of outstanding loans. This intercreditor agreement called for granting of security interests in the Company's unencumbered assets, collateralization of the outstanding balances of the restructured credit facilities, and the forbearance of the loan balances. Since April 1990, the intercreditor agreement has been amended and extended 25 times, most recently for a twenty-month period expiring September 25, 1997, which will fully amortize the intercreditor loan. The extension agreements have included negotiated monthly debt service terms and working capital allotments available to the Company according to the projected revenues and cash requirements of the Company during the periods covered by these agreements. In 1995, the Company reduced the principal balance of the forborne indebtedness by $2.2 million to $2.3 million as of December 31, 1995, since which time the Company has further reduced forborne indebtedness by $218,000 to approximately $2.1 million as of February 26, 1996 pursuant to $109,000 monthly principal reductions which continue through September 1997.

     The current extension represents the final term-out of the intercreditor loan with regular monthly principal reductions through September 1997. The agreement also requires that the Company repay in full the inventory loan by December 31, 1996, and if the Company fails to do so, the term loan will be due on December 31, 1996. The other terms of the original agreement generally remain in place, and the Company reinvests, pursuant to the terms of the agreement, all of the proceeds derived not only from asset sales but also from normal operating activities in an account which is used to satisfy the collateralization and debt repayment requirements of the agreement, as well as the Company's warehouse financing and working capital needs. The current extension also significantly reduced the interest rate applicable to both the term and inventory loans to prime plus two percent from fixed rates as high as 15.5% and floating rates of prime plus 3.5%.

     In connection with an extension agreement negotiated in February 1993, the Company granted the lender group warrants to purchase up to 10% of the Common Stock of the Company on a fully diluted basis for $0.85 per share in consideration of the lenders' having accommodated several loan modifications requested by the Company, including a limited amount of buy/sell remarketing financing capability. In July 1995, the lender group agreed to surrender 90% of these warrants if its loans are repaid in full prior to July 31, 1996 as an incentive to such repayment.

     Management believes that the Company requires additional equity capital for investment in the Company's portfolio and in certain remarketing and other business operations in order to maximize the value of the Company for its stockholders (although additional equity capital will have a substantial dilutive effect on the stockholders' percentage interest in the Company). In August 1993, the Company reported that it had actively begun a search for investment capital and that it had begun to engage in preliminary discussions with the investment banking community to determine the best way to accomplish its goals. Following an announcement in December 1993 that the Company's majority owner, Bruncor Inc. ("Bruncor"), had decided to write off its investment in the Company, the Company reported that it had retained investment advisors to assist in identifying capital and financing alternatives.

     After discussions with several financial institutions, the Company entered into a letter of intent with Vestex Corporation ("Vestex"), a private financial services firm, in June 1994. In September 1994, the Company, Bruncor and Vestex entered into a definitive Recapitalization and Stock Purchase Agreement pursuant to which a private investment group organized by Vestex ("Purchaser") would, among other things, acquire Bruncor's controlling interest in the Company and 5,000,000 shares of a newly-created Series A Convertible Preferred Stock and would infuse $2.5 million of equity capital into the Company (the "Recapitalization"), subject to the approval of the Company's stockholders. The Company's stockholders approved the Recapitalization and certain related matters at a Special Meeting of the stockholders held on January 20, 1995. After Vestex failed to consummate the Recapitalization prior to the expiration of the recapitalization agreement on March 31, 1995, the Company renewed discussions with several financial institutions which conducted preliminary due diligence in order to determine their possible interest in the Company. Management meanwhile pursued possible opportunities for recourse debt restructuring and for the disposition of Bruncor's interest in the Company.

     On July 25, 1995, pursuant to an amendment to the Recapitalization Agreement, Vestex, Bruncor and the Company closed a transaction in which Bruncor sold all of its Common Stock in the Company to Vestex and the Company, which in turn awarded Common Stock to its employees. In exchange, Bruncor received $750,000 from the Company, $400,000 of which was paid to the Company by Vestex, $142,000 of which was derived from loans to the Company by certain members of its senior lender group, $8,000 of which was paid to Bruncor as closing expense reimbursement from the Company's working capital, and $200,000 of which is represented by a subordinated note. Vestex acquired a 31% interest in the Company and the employees acquired a 20% interest. In addition to the sale of its majority position, Bruncor also repaid the Company's $3.7 million loan to a lender which Bruncor had guaranteed and forgave $720,000 of accrued interest on the loan which Bruncor had paid the lender. As a result of these transactions, the Company's stockholders' equity increased by approximately $4.0 million in 1995.

     As part of the transaction, Vestex agreed to infuse $2 million of new capital into the Company, in three installments through December 1995, in exchange for 5 million shares of Preferred Stock. These funds were to have been available to the Company, both prior to and following the closing, for lease portfolio acquisition. Vestex, however, failed to pay the first installment due on September 15, 1995 and, following the expiration of Vestex's ten-day cure period on September 26, 1995, the Company declared Vestex in default and canceled the Recapitalization Agreement as amended. As a result of Vestex's default, Stephen G. Morison, the Company's President and Chief Executive Officer, assumed the right to direct the voting of Vestex's 1,600,000 shares of Common Stock pursuant to an Interim Voting Agreement among Vestex, Mr. Morison and certain other parties.

     The Company's Board and management continue to believe that the Company requires new equity capital in order to resume a strategy of portfolio investment which it had successfully pursued during the late 1980's as well as to invest in certain remarketing and other business operations. In light of Vestex's default under the Recapitalization Agreement as amended, the Board is actively pursuing raising equity through private investors, including a possible restructured preferred stock transaction involving Vestex.

     A significant portion of the Company's assets is pledged as collateral for the Company's non-recourse indebtedness. As of December 31, 1995, approximately $4.3 million (or 57.7%) of indebtedness represented a direct liability of the Company; the remainder, approximately $3.2 million (or 42.3%), was non-recourse. Amounts due under non-recourse notes are obligations of the Company which are secured only by the leased equipment and assignments of lease receivables, with no recourse to any other assets of the Company. The significant near-term maturities of this non-recourse debt (see Note G of the Company's Consolidated Financial Statements) are not expected to affect the Company's liquidity because the debt is expected to be fully amortized by the assignment of the collateral leases and payment by the related lessees of lease rentals directly to the non-recourse lenders. The availability of the leased equipment for remarketing following termination of the leases and retirement of the non-recourse debt is expected to produce residual income which would improve the Company's liquidity.

     Cash and cash equivalents amounted to $185,000 at December 31, 1995 as compared to $79,000 at December 31, 1994. Cash restricted and escrowed amounted to $4.5 million at December 31, 1995 and $5.1 million at December 31, 1994. Withdrawals of restricted cash balances are confined to debt service and working capital allotments, whereas the use of escrowed balances is confined to debt service payments.

     Restricted balances represent the equipment cash collateral account under the intercreditor agreement and funds collected by the Company on behalf of trust investors consisting of rental income and sales proceeds related to leases in which they have an equity interest. A related liability exists on the balance sheet until the funds have been distributed to the appropriate investors. The related liability of approximately $2.6 million is included in "Accounts Payable and Accrued Expenses." A sum of approximately $900,000 is confined to debt service, working capital allotments and equipment purchases.

     In December 1993, in connection with the consolidation of its office space and renegotiation and amendment of its corporate office lease, the Company paid a $100,000 security deposit and executed a promissory note in favor of its landlord in the principal amount of $796,510 due January 1999. The note, which does not bear interest, will be fully canceled if the Company fulfills its remaining lease obligations without default. If the Company defaults under the lease, the note will be accelerated and the security deposit will be forfeited. While no assurances can be given, management believes that the Company will continue to perform its obligations, including the timely payment of rent, under its amended lease throughout the remaining term, provided that the Company will return to profitable operations in the future.

     In order to minimize the amount of recourse debt or equity necessary to finance a lease portfolio, the Company typically assigns the future rentals to a nonrecourse lender. The non-recourse lender is virtually always granted a security interest in the leased equipment and legally assigned the financed lease, including the right to receive rentals and other sums directly until the non-recourse loan is repaid. Consequently, the Company does not generate any cash flow from the transaction until the nonrecourse lender is repaid, i.e., at lease expiration. Liquidity generated from the portfolio depends upon whether the equipment is released or sold at lease expiration. A range of projected residual values from the operating lease and direct finance lease portfolio is provided below.

     The "Residual Sale Value" assumes a sale at lease expiration at a low retail valuation. The "Release and Residual Sale Value" assumes a 12-month release (for trucking-related and forklift equipment) followed by a sale at a
             ----------------
low retail valuation. No assurances can be given that the projected remarketing performance will actually be achieved. The analysis below excludes $5.8 million (at original cost) of frozen carbonated beverage machines with an estimated fair market value of $448,000 currently on a month-to-month lease with Circle K and also excludes $3.6 million (at original cost) of forklifts with an estimated fair market value of $736,000 which were pending renewal or termination notice from the lessee, the Ford Motor Company.

                                      (In Thousands)

               Sale at Lease Expiration     Sale following 12-month Release
               ------------------------     -------------------------------
                Equipment                   Equipment   Release and
                (at Cost)    Residual       (at Cost)   Residual
Year            When Sold    Sale Value     When Sold   Sale Value
- ----            ---------    ----------     ---------   -----------
1996             $ 9,326        $1,555       $ 4,187        $  972
1997               1,467           352         5,471         1,407
1998               3,906           823         2,670           581
1999                 398           133         2,690           849
2000                 209            63            78            11
Thereafter           386            51           596           147
                 -------        ------       -------        ------
TOTAL            $15,692        $2,977       $15,692        $3,967
                 =======        ======       =======        ======

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
- ------    -------------------------------------------

          The financial statements and financial statement schedules are incorporated in this report on Pages F-1 through F-22.

ITEM 9.   DISAGREEMENTS IN ACCOUNTING AND FINANCIAL DISCLOSURE:
- ------    ----------------------------------------------------

          Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
- -------   --------------------------------------------------

          The information required by Item 401 of Regulation S-K with respect to directors of the registrant will be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 1996 and to be filed with the Securities and Exchange Commission in April 1996, and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION:
- -------   ----------------------

          The information required by Item 402 of Regulation S-K regarding executive compensation will be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 1996, and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
- -------   --------------------------------------------------------------

          The information required by Item 403 of Regulation S-K will be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 1996, and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
- -------   ----------------------------------------------

          The information required by Item 404 of Regulation S-K will be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 1996, and is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:
- -------   ---------------------------------------------------------------

(a)   The following documents are filed as a part of this report on Form 10-K:

      (1) Financial Statements:                                        Page No.

          Independent Auditors' Report                                   F-1

          Consolidated Balance Sheets as of December 31, 1995 and 1994   F-2

          Consolidated Statements of Operations for the years ended
          December 31, 1995, 1994 and 1993                               F-3

          Consolidated Statements of Stockholders' Equity for the years
          ended December 31, 1995, 1994 and 1993                         F-4

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1995, 1994 and 1993                               F-5

          Notes to Consolidated Financial Statements                     F-6
                                                                         through
                                                                         F-22

      (2) Financial Statement Schedules:

               None

               All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements.

      (3) Exhibits:

3(a) Restated Articles of Organization of the Company (incorporated by reference from Exhibit 3A to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 22, 1983 (Registration Statement)), as amended by Articles of Amendment filed with the Massachusetts Secretary of State on May 18, 1990 (incorporated by reference from Exhibit 3(a) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1991) and by Articles of Amendment filed with the Massachusetts Secretary of State on January 26, 1995 (incorporated by reference from Exhibit 3(a) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994).

3(b) By-laws of the Company, as amended to date (incorporated by reference from Exhibit 3(b) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994).

10(g) Lease dated June 8, 1988 between Arthur DiMartino, Trustee of 745 Atlantic
      Realty Trust and the Company (incorporated by reference from Exhibit 10M to the Company's Annual Report, Form 10-K, for the fiscal year ended March 31, 1988), as was provisionally amended by a proposal letter dated June 11, 1990, from Richard A. Galvin to Stephen G. Morison (incorporated by reference from Exhibit 10(g) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1990); First Amendment to Lease, dated as of June 5, 1992, between the Company and The Aetna Casualty and Surety Company (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 6, 1992 and dated June 23, 1992); and Second Amendment to Lease, dated as of December 8, 1993, between the Company and The Aetna Casualty and Surety Company (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on January 24, 1994 and dated December 8, 1993).

10(j) Loan Agreement dated as of April 6, 1990 between Shawmut Bank, N.A. -
      Corporate Trust Division, as agent ("Agent"), and the Company, Chancellor Fleet Corporation, Chancellor Acquisition Corporation, Chancellor Asset Management Corporation, Chancellor Financialease, Inc., Chancellor Credit, Ltd., Valmont Financial Corporation and Valmont Credit Corp. ("Borrowers") (incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1989), as amended by Amendment No. 1 to Loan Agreement dated as of May 16, 1990 between Agent and Borrowers, Amendment No. 2 to Loan Agreement dated as of June 12, 1990 between Agent and Borrowers, Amendment No. 3 to Loan Agreement dated as of July 9, 1990 between Agent and Borrowers (incorporated by reference from
      Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1990), Amendment and Extension Agreement dated as of July 30, 1990 between Agent and Borrowers (incorporated by reference from
      Exhibit 28A to the Company's Quarterly Report, Form 10-Q, for the quarter ended June 30, 1990) Amendment No. 5 to Loan Agreement dated as of October 15, 1990 between Agent and Borrowers (incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1990), Second Amendment and Extension Agreement dated as October 31, 1990 between Agent and Borrowers (incorporated by reference from Exhibit 3 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 1, 1990 and dated October 25, 1990), Third Amendment and Extension Agreement dated as of January 31, 1991 between Agent and Borrowers by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 8, 1991 and dated January 31, 1991), Fourth Amendment and Extension Agreement dated as of April 30, 1991 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 2, 1991 and dated May 1, 1991), Fifth Amendment and Extension Agreement dated as of July 31, 1991 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 12, 1991 and dated July 19, 1991), Sixth Amendment and Extension Agreement dated as of September 18, 1991 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 25, 1991 and dated September 18, 1991), Seventh Amendment and Extension Agreement dated as of November 19, 1991 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 25, 1991 and dated November 19, 1991), Eighth Amendment and Extension Agreement dated as of March 19, 1992 between Agent and Borrowers (incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1991), Ninth Amendment and Extension Agreement dated as of May 5, 1992 between Agent and Borrowers (incorporated by reference from
      Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 14, 1992 and dated May 5, 1992), Tenth Amendment and Extension Agreement dated as of August 4, 1992 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 14, 1992 and dated August 4, 1992), Eleventh Amendment and Extension Agreement dated as of November 5, 1992 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 16, 1992 and dated November 5, 1992), Twelfth Amendment and Extension Agreement dated as of February 5, 1993 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 16, 1993 and dated February 5, 1993), Modification of Loan Agreement and Forbearance Agreement dated as of June 30, 1993 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 19, 1993 and dated June 9, 1993), Moratorium Agreement dated as of October 29, 1993 between Agent and Borrowers incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 10, 1993 and dated October 29, 1993), Moratorium Amendment dated as of December 24, 1993 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on January 24, 1994 and dated December 8, 1993), Second Moratorium Amendment dated as of March 25, 1994 between Agent and Borrowers (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1994 and dated March 25, 1994), Third Moratorium Amendment dated as of May 27, 1994 between Agent and Borrowers (incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994), Fourth Moratorium Agreement dated as of August 26, 1994 between Agent and Borrowers (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 27, 1994 and dated August 26, 1994), Fifth Moratorium Agreement dated as of September 30, 1994 between Agent and Borrowers (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on October 6, 1994 and dated September 30, 1994), letter agreement dated as of January 31, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994), letter agreement dated as of February 28, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994), letter agreement dated as of March 31, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994), letter agreement dated as of April 30, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on June 1, 1995 and dated April 30, 1995), letter agreement dated as of July 25, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 4, 1995 and dated July 25, 1995), letter agreement dated as of December 29, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 5, 1996 and dated December 29, 1995), and Loan Term-Out Agreement dated as of January 31, 1996 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 5, 1996 and dated December 29, 1995).

10(k) Forbearance Agreement dated as of April 6, 1990 between Northwestern
      National Life Insurance Company, Farm Bureau Life Insurance Company of Michigan, F.B. Annuity Company, Farm Bureau Mutual Insurance Company of Michigan, Atlantic Bank of New York, The Daiwa Bank, Ltd., Shawmut Bank, N.A., The CIT Group/Equipment Financing, Inc., First Mutual of Boston, and First NH Bank, N.A., and the Company, Chancellor Fleet Corporation, Chancellor Acquisition Corporation, Chancellor Asset Management Corporation, Chancellor Financialease, Inc., Chancellor Credit, Ltd., Valmont Financial Corporation and Valmont Credit Corp. (incorporated by reference from Exhibit 10(k) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1989).

10(p)*First Refusal Agreement dated as of June 1, 1992 between Bruncor Inc. and
      Stephen G. Morison (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 6, 1992 and dated June 23, 1992).

10(q) Specimen of Final Form of Warrant to Purchase Common Stock of Chancellor
      Corporation issued by the Company on February 5, 1993 to each of Northwestern National Life Insurance Company, Farm Bureau Life Insurance Company of Michigan, F.B. Annuity Company, Farm Bureau Mutual Insurance Company of Michigan, Atlantic Bank of New York, The Daiwa Bank, Ltd., Shawmut Bank, N.A., The CIT Group/Equipment Financing, Inc., Federal Deposit Insurance Corporation and First NH Bank, N.A. (the "Lenders") in denominations set forth on Schedule A to Twelfth Amendment and Extension Agreement dated as of February 5, 1993 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 16, 1993 and dated February 5, 1993); and Modification of Warrant Agreement dated as of March 31, 1993 among the Borrowers and the Lenders (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 27, 1993 and dated May 25, 1993).

10(r) Letter agreement dated as of March 1, 1993 between the Company and Bruncor
      Inc. relating to the proposed conversion of certain indebtedness into Common Stock of the Company under a formula based on the book value of the Common Stock (incorporated by reference from Exhibit 10(r) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1992); and Consent Agreement dated as of March 31, 1993 among the Borrowers, the Lenders, Bruncor Inc. and The Bank of Nova Scotia (incorporated by reference from Exhibit 3 to the Company's Form

      8-K filed with the Securities and Exchange Commission on May 27, 1993 and dated May 25, 1993).

10(s) Secured Warehouse Loan Agreement dated as of June 9, 1993 between
      Chancellor Fleet Corporation and IBJ Schroder Leasing Corporation (incorporated by reference from Exhibit 3 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 19, 1993 and dated June 9, 1993).

10(t) Recapitalization and Stock Purchase Agreement dated as of September 20,
      1994 among the Company, Bruncor Inc. and Vestex Corporation (incorporated by reference from Exhibit 3 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 27, 1994 and dated August 26, 1994), as amended by Amendment No. 1 (incorporated by reference from Appendix I to the Company's Proxy Statement dated December 9, 1994), by a letter agreement dated as of February 28, 1995 among the Company, Bruncor Inc. and Vestex Corporation (incorporated by reference from Exhibit 10(t) to the Company's Annual Report, Form 10-K, for the year ended December 31,
      1994), and by Amendment No. 3 to Recapitalization and Stock Purchase Agreement dated as of July 14, 1995 by and among the Company, Bruncor Inc., and Vestex Corporation (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 4, 1995 and dated July 25, 1995).

10(u)*1994 Stock Option Plan, adopted by the Board of Directors of the Company on August 12, 1994 and approved by the Stockholders of the Company on January 20, 1995 (incorporated by reference from Appendix III to the Company's Proxy Statement dated December 9, 1994).

10(v)*1994 Directors' Stock Option Plan, adopted by the Board of Directors of the Company on August 12, 1994 and approved by the Stockholders of the Company on January 20, 1995 (incorporated by reference from Appendix III to the Company's Proxy Statement dated December 9, 1994).

10(w)*1994 Employee Stock Purchase Plan, adopted by the Board of Directors of the Company on August 12, 1994 and approved by the Stockholders of the Company on January 20, 1995 (incorporated by reference from Appendix IV to the Company's Proxy Statement dated December 9, 1994).

10(x) Interim Voting Agreement dated as if July 25, 1995 among the Company,
      Vestex Corporation, Stephen G. Morison and the Company's other employees and form of Voting Agreement among the Company, Vestex Corporation, Stephen G. Morison, Bruce M. Dayton and Thomas W. Killilea (incorporated by reference from Exhibits 4 and 5, respectively, to the Company's Form 8-K filed with the Securities and Exchange Commission on August 4, 1995 and dated July 25, 1995).

10(y) $200,000 Subordinated Promissory Note dated as of July 25, 1995 by the
      Company in favor of Bruncor Inc. (incorporated by reference from Exhibit 3 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 4, 1995 and dated July 25, 1995).

 21   Subsidiaries of the Company

 23   Independent Auditors' Consent

___________________
*: Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

     (b)  Reports on Form 8-K:

     On April 21, 1995, the Company filed a Form 8-K dated January 20, 1995 reporting that it had issued a press release that day in which it announced the Company's financial results for the three and twelve months ended December 31, 1994. The Company's press release also announced that the Company had entered into an agreement, effective March 31, 1995, with its senior lenders amending and extending through May 1, 1995 certain loan and forbearance agreements originally entered into among the Company, its affiliates and a group of its senior lenders in April 1990. The Company's press release also included an announcement that the Company on January 20, 1995 had declared and paid a .475-for-1 Common Stock dividend to stockholders of record on January 6, 1995.

     On June 1, 1995, the Company filed a Form 8-K dated April 30, 1995 reporting that it had issued a press release on May 30, 1995 in which it announced the Company's financial results for the three months ended March 31, 1995. The Form 8-K further reported, and the Company's press release also announced, that the Company had entered into an agreement, effective as of April 30, 1995, with its senior lenders amending and extending through December 31, 1995 certain loan and forbearance agreements originally entered into among the Company, its affiliates and a group of its senior lenders in April 1990.

     On August 4, 1995, the Company filed a Form 8-K dated July 25, 1995 reporting that it had issued a press release on July 26, 1995 in which it announced that it had closed a transaction with Bruncor Inc. and Vestex Corporation in which Bruncor's 61% majority interest in the Company had been acquired by Vestex, the Company and the Company's employees. The Company reported that on July 25, 1995 the Company, Bruncor and Vestex entered into Amendment No. 3 to Recapitalization and Stock Purchase Agreement, pursuant to which Bruncor sold all of its 3,870,015 shares of the Company's Common Stock to Vestex (1,600,000 shares) and the Company (2,270,015 shares), and that the Company was holding 1,246,276 of the shares it acquired in treasury and that it distributed 1,023,739 such shares to its employees. The Form 8-K further reported that Company had paid Bruncor $542,063.56 ($400,000 of which was provided by Vestex and $142,063.56 of which was derived from loans to the Company by certain members of its senior lender group) and issued to Bruncor a $200,000 subordinated note, in consideration for the Common Stock sales described above and for the release by Bruncor of the Company from approximately $4.4 million of indebtedness arising from a loan from The Bank of Nova Scotia which was guaranteed by Bruncor. The Form 8-K also indicated that Vestex had agreed, in addition to the $475,000 it had already paid the Company, to pay $2,025,000 in installments by

     December 1, 1995 to acquire 5,000,000 shares of Series A Convertible Preferred Stock, which would give Vestex a controlling interest in the Company. The report said that these funds may be borrowed by the Company prior to the Preferred Stock closing, and thereafter invested, in leased equipment. The Form 8-K also described an interim voting agreement among the Company, Stephen G. Morison (the Company's President and Chief Executive Officer) and Company employees which consolidated voting control of the former Bruncor shares acquired by Company employees (and, in case of a default by Vestex by making its Preferred Stock purchase installments, those acquired by Vestex) in Mr. Morison, as well as a long-term voting agreement providing for the continuity of certain director representation and other protections for minority shareholders for a two-year period after the Preferred Stock purchase. The report disclosed director, executive officer and 5% shareholder Common Stock beneficial ownership following the transactions described above and the pro forma beneficial ownership anticipated following the Preferred Stock purchase. The Form 8-K also disclosed that J. Paul Allingham and Marks H. Lockhart, who are affiliated with Bruncor, had resigned from the Company's Board of Directors in connection with the transactions described above and that Brian M. Adley, an affiliate of Vestex, had been elected a director.

     On August 16, 1995, the Company filed a Form 8-K dated August 15, 1995 reporting that it had issued a press release that day in which it announced the Company's financial results for the three months and six months ended June 30, 1995.

     On September 27, 1995, the Company filed a Form 8-K dated September 26, 1995 reporting that it had cancelled that certain Recapitalization and Stock Purchase Agreement dated as of September 20, 1994, as amended, among the Company, Bruncor Inc. and Vestex Corporation ("Vestex") due to a default thereunder by Vestex in payment of an installment toward its purchase of shares of previously authorized Series A Convertible Preferred Stock. The report indicated that, as a result of Vestex's default, Stephen
     G. Morison, the Registrant's President and Chief Executive Officer, has acquired rights, under the Interim Voting Agreement dated July 25, 1995 among Mr. Morison, Vestex and certain employees of the Company, to direct the voting of 1,600,000 shares of Common Stock (representing an approximate 31.2% interest in the Company) acquired by Vestex from Bruncor Inc. in a July 1995 transaction. The report indicated that Mr. Morison consequently assumed voting power over a total of 2,797,051 shares representing an approximate 54.6% interest in the Registrant and that Mr. Morison was not required to pay any amounts in connection with the transfer in voting power pursuant to the terms of the Interim Voting Agreement.

     On November 3, 1995, the Company filed a Form 8-K dated November 2, 1995 reporting that it had issued a press release that day in which it announced the Company's financial results for the three months and nine months ended September 30, 1995.

     On March 5, 1996, the Company filed a Form 8-K dated December 29, 1995 reporting that it had entered into a letter agreement dated December 29, 1995 with its senior lenders amending and extending through January 31, 1996 certain loan and forbearance agreements among the Company, its affiliates and a group of its senior lenders in April 1990. The Form 8-K also reported that the Company had issued a press release on February 6, 1996 announcing that the Company had entered into a Loan Term-Out Agreement dated January 31, 1996 with its senior lender group, representing the final 20-month term-out of the Company's senior forborne debt as well as an 11-month extension of the warehouse financing facility provided by the lender group. The Company's press release also announced that (a) the Company expected upon the completion of its 1995 year-end audit to announce a profit for the three months, and a loss for the 12 months, ended December 31, 1995, and (b) Richard D. Rizzo had been appointed to the Company's Board of Directors.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Chancellor Corporation:

We have audited the accompanying consolidated balance sheets of Chancellor Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chancellor Corporation and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has sufferred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Deloitte & Touche LLP

Boston, Massachusetts
April 1, 1996

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                      (In Thousands Except Share Amounts)

                                                                    December 31,
                                                               ----------------------
ASSETS                                                            1995        1994
- ------                                                         ----------  ----------
Cash and cash equivalents                                      $     185   $      79
Cash restricted and escrowed                                       4,513       5,068
Receivables, net                                                   1,889       1,684
Leased equipment held for underwriting                             1,859       2,557
Net investment in direct finance leases                            1,421       2,010
Equipment on operating lease (net of accumulated
  depreciation of $17,020 and $33,494)                             1,683       7,495
Residual values, net                                               3,340       3,095
Furniture and equipment (net of accumulated
  depreciation of $2,453 and $2,421)                                 179         192
Other assets                                                       1,019         985
                                                               ---------   ---------

                                                                $ 16,088   $  23,165
                                                               =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
- ----------------------------------------------

Accounts payable and accrued expenses (including $535
  of accrued interest payable to a related party in 1994)      $   6,842   $   7,756

Indebtedness:
  Nonrecourse                                                      3,167       5,205
  Recourse                                                         4,314      11,225
Deferred income taxes                                                400         400
                                                               ---------   ---------

  Total liabilities                                               14,723      24,586
                                                               ---------   ---------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock - $.01 par value,
   Authorized: 10,000,000 shares;
   None issued
  Common stock - $.01 par value,
   Authorized: 30,000,000 shares;
   Issued 6,567,302 and 6,566,712 shares                              65          65
  Additional paid-in capital                                      23,638      19,475
  Deficit                                                       ( 21,802)   ( 20,581)
                                                               ---------   ---------
                                                                   1,901    (  1,041)
  Less treasury stock - 1,430,911 and
   184,635 shares at cost                                       (    536)   (    380)
                                                               ---------   ---------
   Total stockholders' equity (deficit)                            1,365     ( 1,421)
                                                               ---------   ---------

                                                                 $16,088   $  23,165
                                                               =========   =========

                See notes to consolidated financial statements.

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
               (In Thousands Except Per Share and Share Amounts)

                                                      Year Ended December 31,
                                               -------------------------------------
                                                  1995         1994         1993
                                               -----------  -----------  -----------
Revenues:
 Rental income                                 $    4,391   $    7,630   $   12,088
 Lease underwriting income                            749          499          857
 Direct finance lease income                          191          260          354
 Interest income                                       72          140          221
 Gains from portfolio remarketing                   2,242          633          280
 Fees from remarketing activities                     668        1,160          629
 Other income                                         178          265          481
                                               ----------   ----------   ----------
                                                    8,491       10,587       14,910
                                               ----------   ----------   ----------

Costs and expenses:
 Selling, general and administrative                5,239        5,288        6,636
 Interest expense                                   1,041        2,102        2,874
 Depreciation and amortization                      3,432        6,368        8,508
 Lease rental                                           -          163        1,418
 Provision for bad debt                                 -            -           17
 Residual value estimate reductions                     -            -        2,524
                                               ----------   ----------   ----------
                                                    9,712       13,921       21,977
                                               ----------   ----------   ----------
Loss before income tax benefit
 (provision) and cumulative effect
 of change in accounting principle                ( 1,221)     ( 3,334)     ( 7,067)

Deferred income tax benefit (provision)
 (net of state income tax expense
 of $29 in 1993)                                        -       (    9)         471
                                               ----------   ----------   ----------

Loss before cumulative effect of
 change in accounting principle                   ( 1,221)     ( 3,343)     ( 6,596)

Cumulative effect of change in
 accounting principle                                   -            -          600
                                               ----------   ----------   ----------

Net loss                                         ($ 1,221)    ($ 3,343)    ($ 5,996)
                                               ==========   ==========   ==========

Net loss per share before cumulative
 effect of change in accounting principle          ($ .22)      ($ .52)      ($1.07)

Cumulative effect of change in
 accounting principle                                   -            -          .10
                                               ----------   ----------   ----------

Net loss per share                                 ($ .22)      ($ .52)      ($ .97)
                                               ==========   ==========   ==========

Weighted average number of
 common and common equivalent
 shares outstanding                             5,634,439    6,373,161    6,173,587
                                               ==========   ==========   ==========

                See notes to consolidated financial statements.

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           ---------------------------------------------------------
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                  --------------------------------------------
                      (In Thousands Except Share Amounts)

                                                                   Additional
                                                   Common stock                             Treasury stock
                                                   ------------     paid-in                 --------------
                                                  Shares    Amount  capital    Deficit     Shares     Amount   Note receivable
                                                  ------    ------  -------    -------     ------     ------   ---------------
BALANCE, JANUARY 1, 1993                         3,989,559     $40  $18,653   ($11,242)     119,700    ($348)            ($160)

  Exercise of stock options                         12,300       -        -          -            -        -                 -
  Sale of common stock                               3,300       -        3          -            -        -                 -
  Exchange of note receivable
   for treasury stock                                    -       -   (  128)         -       64,935    (  32)              160
  Conversion of accrued
   liability to common stock                       498,243       5      967          -            -        -                 -
  Net loss                                               -       -        -    ( 5,996)           -        -                 -
                                                 ---------  ------  -------   --------   ----------    -----   ---------------

BALANCE, DECEMBER 31, 1993                       4,503,402      45   19,495   ( 17,238)     184,635    ( 380)                -

  Exercise of stock options                          8,100       -        -          -            -        -                 -
  1.475-for-1 common stock split effected
   in the form of a 47.5% stock dividend         2,055,210      20   (   20)         -            -        -                 -
  Net loss                                               -       -        -    ( 3,343)           -        -                 -
                                                 ---------  ------  -------   --------   ----------    -----   ---------------

BALANCE, DECEMBER 31, 1994                       6,566,712      65   19,475   ( 20,581)     184,635    ( 380)                -

  Capital contribution by related party                  -       -    4,148          -    3,870,015    ( 484)                -
  Stock purchase by Vestex (net of expenses
   of approximately $185)                                -       -       15          -   (1,600,000)     200                 -
  Stock grant                                            -       -        -          -   (1,023,739)     128                 -
  Exercise of stock options                            590       -        -          -            -        -                 -
  Net loss                                               -       -        -    ( 1,221)           -        -                 -
                                                 ---------  ------  -------   --------   ----------    -----   ---------------

BALANCE, DECEMBER 31, 1995                       6,567,302     $65  $23,638   ($21,802)   1,430,911    ($536)                -
                                                 =========  ======  =======   ========   ==========    =====   ===============

                See notes to consolidated financial statements.

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In Thousands)

                                                                                                Year Ended December 31,
                                                                                  -------------------------------------------------
                                                                                            1995               1994         1993
                                                                                  ------------------------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                        ($ 1,221)    ($ 3,343)   ($ 5,996)
                                                                                                ---------    ---------   ---------
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Cumulative effect of change in accounting principle                                                  -            -   (     600)
   Depreciation and amortization                                                                    3,432        6,368       8,508
   Provision for bad debt                                                                               -            -          17
   Deferred tax benefit                                                                                 -            -   (     500)
   Compensation expense recognition on stock grant                                                    128            -           -
 Changes in assets and liabilities:
   Receivables                                                                                  (     205)         954       3,346
   Residual values, net                                                                         (     245)       1,183       2,620
   Other assets                                                                                 (      34)    (     51)         64
   Accounts payable and accrued expenses                                                        (     194)    (  2,204)        411
                                                                                                ---------    ---------   ---------
    Total adjustments                                                                               2,882        6,250      13,866
                                                                                                ---------    ---------   ---------
  Net cash provided by operating activities                                                         1,661        2,907       7,870
                                                                                                ---------    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Leased equipment held for underwriting                                                               698          240       8,597
 Net investment in direct finance leases                                                              589          709       1,057
 Equipment on operating lease                                                                       2,421        3,007       1,902
 Net change in cash restricted and escrowed                                                           555        4,048         331
 Disposals of (additions to) furniture and equipment, net                                       (      28)          23           3
                                                                                                ---------    ---------   ---------
 Net cash provided by investing activities                                                          4,235        8,027      11,890
                                                                                                ---------    ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Additions to indebtedness - nonrecourse                                                           11,797        2,874       5,316
 Repayments of indebtedness - nonrecourse                                                        ( 13,835)    ( 10,059)   ( 22,359)
 Additions to indebtedness - recourse                                                                   -            -         176
 Repayments of indebtedness - recourse                                                           (  3,967)    (  3,844)   (  3,055)
 Sale of common stock, net of expenses                                                                215            -           3
                                                                                                ---------    ---------   ---------
  Net cash used for financing activities                                                        (   5,790)    ( 11,029)   ( 19,919)
                                                                                                ---------    ---------   ---------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                                 106    (      95)   (    159)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                           79          174         333
                                                                                                ---------    ---------   ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                          $     185    $      79   $     174
                                                                                                =========    =========   =========

Non-Cash Activity
- -----------------
 Capital contribution by a related party in the form of debt forgiveness                        $  4,148     $       -   $       -
                                                                                                ========     =========   =========
 Acquisition of treasury stock                                                                  $    484     $       -   $       -
                                                                                                ========     =========   =========

                See notes to consolidated financial statements.

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


A.   Business Organization and Significant Accounting Policies:
     ---------------------------------------------------------

     Business -
     --------

     Chancellor Corporation and subsidiaries (the "Company") are engaged in originating and selling equipment leasing transactions involving primarily transportation, material handling, construction and occasionally other equipment.

     Basis of presentation -
     ---------------------

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ended December 31, 1995, 1994, and 1993, the Company incurred net losses of $1,221,000, $3,343,000, and $5,996,000, respectively. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its intercreditor and other financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

     During 1995 the Company completed certain steps toward improving the Company's consolidated financial position and liquidity. First, the Company reached agreement with its lenders which scheduled debt payments through September 1997 and reduced the interest rate due on the debt balances (see Note
G). Second, the Company completed a recapitalization in July 1995 which restored the Company to a positive total stockholders' equity. The recapitalization also eliminated equity raising restrictions imposed by the former majority shareholder. Third, the Company again narrowed its year-to-year losses in 1995 versus 1994. The Company returned to profitability in the second half of the year. Fourth, the Company increased its lease underwriting income by 50% in 1995 versus the prior year. Lease underwriting income reflects the level of new leases generated and therefore establishes the level of remarketing opportunities the Company expects to have in future years. Management believes the level of new leases generated is an important indicator of future Fees from remarketing activities and cash flow.

     The Company's Board and management continues to believe that the Company requires new

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

equity capital in order to resume a strategy of portfolio investment which it had successfully pursued during the late 1980's as well as to invest in certain remarketing and other business operations. The Board is actively pursuing raising equity through private investors, including a possible restructured preferred stock purchase involving Vestex Corporation, a 31% stockholder. In the event that additional equity capital proves to be unavailable, management's strategy for the Company would be to reposition it into a services enterprise with negligible capital requirements and a goal of modest future profitability.

     Principles of consolidation -
     ---------------------------

     The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts, transactions and profits and losses have been eliminated in consolidation.

     Revenue recognition -
     -------------------

     Lease underwriting income - Lease underwriting fees arise from the sale of equipment leasing transactions and include cash underwriting margins and residual value fees. The excess of the sale price of equipment to an investor (including the assumption of any non-recourse indebtedness) over its cost to the Company represents lease underwriting fees. The Company typically arranges for the lease of equipment to a lessee and, in some cases, for borrowings to finance the purchase of the equipment, assigning lease rentals to secure such borrowings on a non-recourse basis. The equipment, subject to the lease and the borrowing (if any), is then sold to investors using the structure of a grantor trust which is then managed by the Company. Consideration for the sale of the leased equipment to investors is normally in the form of a cash investment.

     Residual value fees arise from the sale of lease transactions to investors. These fees represent the Company's present value share of the future residual value of the leased equipment which the Company expects to realize upon successful remarketing of the equipment.

     Direct finance leases - Lease contracts which qualify as direct finance leases are accounted for by recording on the balance sheet minimum lease payments receivable and estimated residual values on leased equipment less unearned lease income and credit allowances. Revenues from direct finance leases are recognized as income over the term of the lease, on the basis that produces a constant rate of return.

     Operating leases - Lease contracts which qualify as operating leases are accounted for by recording the leased equipment as an asset, at cost. The equipment is then depreciated on a straight-line basis over two to fifteen years to its estimated residual value. Equipment is further

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

depreciated below its initial residual value upon release to its estimated revised residual value at release expiration. Any changes in depreciable lives affect the associated expense on a prospective basis. Rental income from operating leases is recognized using a straight-line method over the initial term of the lease.

     Residual values -
     ---------------

     The Company reviews recorded residual values quarterly and performs a recoverability study on an annual basis. Writedowns in estimated residual values, due to declines in equipment value or the financial creditworthiness of individual customers and major industries into which the Company leases equipment, are recorded when considered other than temporary.

     Initial direct lease costs -
     --------------------------

     The Company capitalizes and defers initial direct costs incurred in originating operating and direct finance leases at lease commencement. Initial direct costs are included in other assets and were amortized over the term of the leases using a straight-line method. Initial direct costs were fully amortized as of December 31, 1994.

     Cash and cash equivalents -
     -------------------------
     The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

     Cash restricted and escrowed -
     ----------------------------

     Restricted and escrowed cash balances are available only for specific purposes related to payments to investors, payment of taxes related to equipment owned by investors, debt service payments, and working capital allotments permitted by the Company's loan agreements.

     Leased equipment held for underwriting -
     --------------------------------------

     Equipment inventories are valued at the lower of cost (specific identification) or market. Revenues and expenses associated with this equipment are deferred until the equipment is sold or added to the Company's owned portfolio.

     Furniture and equipment -
     -----------------------

     Furniture and equipment are recorded at cost. Depreciation is computed using a straight-line method over 5 years based on the estimated useful lives of the related assets. Leasehold

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

improvements are amortized over the lease term.

     Income taxes -
     ------------

     In 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting for income taxes. In addition, future tax benefits, such as net operating tax carryforwards, are recognized to the extent realization of such benefits is more likely than not. See Note H below ("Income Taxes") for a discussion of the effect of the implementation of SFAS No. 109 on the Company.

     Stockholders' equity (deficit) -
     ------------------------------

     On July 25, 1995, the Company simultaneously completed a recapitalization of its balance sheet, the sale of 1,600,000 shares of Common Stock to Vestex, Inc., and an award of 1,023,739 shares of Common Stock to the Company's employees. The impact of this transaction included the elimination of $720,000 of accrued interest included in accounts payable and $3,494,000 of subordinated recourse debt; an increase of $4,163,000 of additional paid-in capital; and an increase in treasury stock of $156,000 (1,246,276 shares), including the recognition of $128,000 of compensation expense related to the stock grant. This transaction restored the Company to a positive stockholders' equity balance.

     On January 20, 1995, the Company effected a 1.475-for-1 split in the form of a 47.50% Common Stock dividend. On the same day, the stockholders also approved an amendment to the Articles of Organization in order to increase the number of shares of Common Stock from 10,000,000 to 30,000,000 and create 10,000,000 shares of preferred stock ($0.01 par value). Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to Common Stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares, per share amounts, stock option data, and market price of the Company's Common Stock have been restated. No preferred stock has been issued as of December 31, 1995.

     The Company has authorized but not issued 5,000,000 shares of preferred stock designated as "Series A Convertible Preferred Stock." Each share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Convertible Preferred Stock held by such holder are then convertible, bears an annual cumulative dividend of $0.045 per share, and is convertible into the Company's Common Stock at a price of $0.50 per share, which is adjustable in accordance with a conversion price formula.

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

     Net loss per share -
     ------------------

     Net loss per share amounts are computed based on the weighted average number of common and common equivalent shares, when dilutive, which were outstanding during the period.

     Reclassifications -
     -----------------

     Certain amounts in previous years' consolidated financial statements have been reclassified to conform with the 1995 presentation.

     Supplemental cash flow information -
     ----------------------------------

     Cash paid for income taxes during 1995, 1994 and 1993 was $41,000, $29,000 and $22,000, respectively.

     Interest paid during 1995, 1994 and 1993 approximates interest expense.

     Other assets -
     ------------

     In connection with the December 1993 amendment to the Company's corporate office lease, the Company executed a promissory note in favor of its landlord in the principal amount of $796,510 due January 1999. The note is included in accounts payable and accrued expenses and a related asset, including a $100,000 security deposit is included in other assets. The security deposit will offset the note in 1999 provided that the Company does not default on its lease. In the event of default by the Company under the lease, the security deposit will be forfeited and the note will be accelerated.

     Accounting for estimates -
     ------------------------

     The preparation of financial statements in accordance with generally accepted accounting principles, by necessity, requires management to make assumptions regarding estimates reported in these consolidated financial statements. These estimates primarily include residual values, the useful lives of fixed assets and deferred income taxes, among others. These assumptions could change based on future experience and, accordingly, actual results may differ from these estimates.

     New accounting pronouncement -
     ----------------------------

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

the carrying amount of an asset may not be recoverable. SFAS No. 121 is required to be adopted for fiscal years beginning after December 15, 1995. The Company does not expect that the adoption of SFAS No. 121 will have a material impact on the consolidated financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages, but does not require, application of the "fair value" recognition provisions in the new Statement. SFAS No. 123 is required to be adopted for fiscal years beginning after December 15, 1995. The Company has not yet determined whether it will change to the recognition provisions of SFAS No. 123 and has not yet determined the effect that adopting the new Statement will have on its consolidated financial position or results of operations.

     Fair value of financial instruments -
     -----------------------------------

     The fair value of the Company's assets and liabilities that constitute financial instruments as defined in SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," approximate their recorded amounts.

B.   Receivables:
- --   ------------

                                      December 31,
                                  --------------------
                                   1995          1994
                                  ------        ------
                                     (In Thousands)
     Notes receivable               $    37     $   76
     Receivables from trusts             45        442
     Accrued rents                      287        139
     Lease underwriting receivable    1,499      1,022
     Other                               21          5
                                     ------     ------
                                    $ 1,889     $1,684
                                    =======     ======

     Notes receivable arise principally from investor equity investments and obligations to the Company relating to sales of leased equipment.

     Receivables from trusts represent amounts due the Company for cash outlays associated with the remarketing of equipment. These amounts will be collected upon successful remarketing of such equipment.

     Lease underwriting receivable relates to the Company's lease origination, underwriting and syndication business.

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

C.   Residual Values:
     ---------------

     The Company's lease underwriting income includes consideration in the residual value sharing arrangements received from originating and lease transactions to investors. This type of consideration (residual will be realized by the Company upon remarketing of the equipment at termination or expiration of the related leases. The Company's share of expected future residual values is recorded as income at their discounted present value at the time the underlying leases are sold to investors. Any increases in the Company's expected residual sharing are recorded as gains upon realization. Decreases in the Company's expected residual sharing are recorded as losses at the time such a determination is made.

                                                          December 31,
                                                --------------------------------
                                                  1995        1994        1993
                                                --------    --------    --------
                                                         (In Thousands)
     Residual values, beginning of year, net    $3,095     $  4,278     $ 5,345
     Residual fees recorded                        605          316         444
     Realization                                 ( 360)      (1,499)    (   540)
     Residual value estimate reductions             -            -      (   971)
                                                ------     --------     -------
     Residual values, end of year, net          $3,340     $  3,095     $ 4,278
                                                ======     ========     =======

     Residual value estimate reductions represent reductions in expected future residual values on certain equipment, the residuals for which were substantially all recorded prior to 1990. Such reductions resulted from an extensive review and valuation of all assets owned, leased and managed by the Company. See Note F for additional information on the review and valuation. For the years ended December 31, 1995, 1994 and 1993, the Company realized income of approximately $668,000, $1,160,000 and $629,000, respectively, relating to the remarketing of equipment for which no residuals were recorded or realized amounts exceeded the booked residual.

     Aggregate residual value fees expected to be realized are as follows (in thousands):

Year ending December 31:
      1996                            $  769
      1997                               786
      1998                               560
      1999                               640
      2000                               293
      Thereafter                         292
                                      ------
                                      $3,340
                                      ======

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

 D.  Net Investment in Direct Finance Leases and Equipment on Operating Lease:
 -   ------------------------------------------------------------------------

     Net investment in direct finance leases consisted of:

                                                                      December 31,
                                                                 ----------------------
                                                                    1995        1994
                                                                 ----------  ----------
                                                                      (In Thousands)
Minimum lease payments receivable                                $   1,061   $   1,536
Estimated unguaranteed residual values of
       leased equipment                                                526         751
Less unearned income                                             (     166)  (     277)
                                                                -----------  ----------
                                                                 $   1,421   $   2,010
                                                                ==========   ==========

The cost of equipment on operating lease by category of equipment is as follows:

                                                            December 31,
                                                       ----------------------
                                                         1995          1994
                                                       --------      --------
                                                            (In Thousands)
Transportation equipment                               $ 11,814      $18,740
Other equipment                                           6,889       22,249
                                                       ---------    ---------
                                                         18,703       40,989
Less accumulated depreciation                          ( 17,020)     (33,494)
                                                       ---------    ---------
                                                       $  1,683      $ 7,495
                                                       =========    =========

     The aggregate amounts of minimum lease payments to be received from non-cancelable direct finance and operating leases are as follows:

                                       Direct Finance     Operating
                                       --------------     ---------
     Year ending December 31:                  (In Thousands)
           1996                             $  460         $  497
           1997                                373            320
           1998                                175            153
           1999                                 36             21
           2000 and thereafter                  17             20
                                            ------         ------
                                            $1,061         $1,011
                                            ======         ======

     During 1993, the Company recorded reductions of approximately $1.5 million in residual value estimates associated with certain equipment included in the direct finance lease and operating lease portfolio. No such reductions were recorded in 1995 or 1994. The reductions resulted from extensive review and revaluation and are included in residual value estimate reductions on the Consolidated Statements of Operations for those years. See Note F for specific information on the

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

review and revaluation.

     Included in the operating lease and direct finance lease portfolios are approximately $106,000 and $239,000 of equipment held for remarketing, stated at net book value, as of December 31, 1995 and 1994, respectively.

E.   Accounts Payable and Accrued Expenses:
- -    -------------------------------------

                                        December 31,
                                      ----------------
                                       1995     1994
                                      -------  -------
                                       (In Thousands)
          Trade accounts payable       $2,348   $1,102
          Payables to trusts            2,712    3,789
          Accrued lease rental              -      200
          Accrued interest payable         24      713
          Other                         1,758    1,952
                                       ------   ------
                                       $ 6,842  $7,756
                                       =======  ======

F.   Residual Value Estimate Reductions and Lessee Credit-Related Portfolio
- -    ----------------------------------------------------------------------
     Losses:
     ------

     The Company performs a review and revaluation of all assets owned, leased and managed by the Company every year. In 1991, the Company developed a database which allowed for the first time a comparison of future estimated values with historical experience according to key valuation criteria, e.g., equipment type and specifications, age at expiration, mileage and use, and original equipment cost. In 1992, a review of the year's experience continued to validate the 1991 valuation method.

      In 1993, the Company refined its valuation model based on experience which indicated that sales prices on equipment which was first released and then subsequently sold were less than prices realized on equivalent aged equipment sold immediately after its original lease. Further, the Company noted that the effect of manufacturers' model year changeovers on equipment values was more important than the equipment's age at lease expiration and changed the valuation model accordingly, resulting in the fourth quarter 1993 residual reduction of $1.0 million and $1.5 million reduction in the residual fees, net, and the direct finance/operating lease portfolios, respectively. The Company believes it now has sufficient historical experience to estimate future equipment values within a narrow range, assuming a macroeconomic environment with low inflation and moderate growth. The Company continues to build a remarketing distribution system using used truck dealers to supplement the Company's own sales and telemarketing group. The remarketing operation is generally unaffected by the Company's financial difficulties.

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

     In 1994, a review of the year's remarketing experience resulted in an update of the 1993 valuation method, with the first update occurring for tractor and trailer additions effective July 1, 1994 and the second for forklift additions effective October 1, 1994. In 1994 and 1995, this review did not result in a change in the Company's recorded residual values.

G.   Indebtedness:
- -    -------------

     The Company has four principal sources of financing: (1) an intercreditor loan, (2) a secured inventory loan, (3) a non-recourse inventory loan facility, and (4) a subordinated loan.

     The intercreditor loan had a balance of $2.3 million as of December 31, 1995. Repayment of the loan is secured by virtually all assets of the Company not otherwise encumbered. Since April 1990, when the intercreditor loan was formed through the restructuring of most of the Company's unsecured recourse debt, the intercreditor loan has been renewed 25 times, most recently in the form of a Loan Term-Out Agreement entered into on January 31, 1996 for the period through September 25, 1997 (subject to acceleration on December 31, 1996 if the intercreditor inventory facility described below is not repaid or refinanced by that date), during which the entire loan balance will be amortized. During each renewal period, the intercreditor group lenders agreed to forbear from exercising certain rights under their original individual loan agreements in exchange for the Company's agreements to (a) make principal and interest payments as agreed, (b) secure the continued subordination by another lender, and (c) operate within other covenants typical for this type of financing, including a prohibition on payment of dividends and restrictions on capital spending. As of year end 1995, interest rates varied by lender from 11.66% to 15.5%. Since the January 31, 1996 term-out of the loan, the interest rate is prime plus 2%.

     A secured inventory loan of $1.8 million as of December 31, 1995 ($3.0 million as of December 31, 1994) is provided by the same lender group which provides the intercreditor loan. The facility will expire on December 31, 1996. This inventory loan is secured by either cash or equipment subject to leases. This facility allows the Company to purchase equipment subject to a lease before selling the transaction to an investor. The interest rate was 3.5% above the prime rate until January 31, 1996. The new rate is prime plus 2%.

     The Company also has a non-recourse loan facility which supplements the secured inventory loan described above. The non-recourse loan facility provides for the financing of the discounted lease stream and a portion of the residual value of the equipment subject to those leases. Fundings under this $10 million facility are subject to the lender's credit approval of the lessee. The interest rate on amounts borrowed is 2% above the prime rate. At December 31, 1995, $1.3 million was outstanding. The non-recourse loan facility does not include $1.8 million and $4.8 million as of December 31, 1995 and 1994, respectively, of non-recourse debt which was borrowed in prior years by directly assigning rentals to the non-recourse lenders. The Company has not required this type of

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

financing since 1989 because of the unavailability of capital to finance the difference between the equipment purchase price and the present value of the rental stream advanced by the non-recourse lender.

     The intercreditor loan ($2.3 million), the secured inventory loan ($1.8 million), and a $200,000 subordinated loan from Bruncor, Inc. together make up the $4.3 million of recourse debt outstanding at December 31, 1995. Aggregate annual commitments under recourse debt are as follows (in thousands):

          Year ending December 31:
                       1996             $ 3,138
                       1997                 976
                       2000                 200
                                        -------
                                        $ 4,314
                                        =======

     In connection with an extension agreement negotiated in February 1993, the Company granted the lender group warrants to purchase up to 10% of the Common Stock of the Company (513,639 shares as of December 31, 1995) on a fully diluted basis for $1.09 per share in consideration of the lenders having accommodated several loan modifications requested by the Company, including a limited amount of buy-sell remarketing financing capability. As of December 31, 1995, none of these warrants have been exercised. The lender group has agreed to surrender 90% of the warrants if their loans are repaid on or before July 31, 1996.

     Maximum amounts of recourse indebtedness outstanding were approximately $11 million, $15 million and $18 million during the years ended December 31, 1995, 1994 and 1993, and the weighted average interest rates were 11.8%, 12.4% and 9.7%, respectively, for these same periods.

     Non-recourse indebtedness consists of notes payable to banks and financial institutions arising from assignments of the Company's rights (most notably the right to receive rental payments) as lessor at interest rates ranging from 7.5% to 14%. Amounts due under non-recourse notes are obligations of the Company which are secured only by the leased equipment and assignments of lease receivables, with no recourse to any other assets of the Company. The Company is at risk, however, for the amount of residual value booked on equipment sold to investors and its net investment in equipment for its own portfolio in the event of a lessee default.

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

     Aggregate future maturities of non-recourse indebtedness are as follows (in thousands):

          Year ending December 31:
                       1996             $ 1,889
                       1997                 659
                       1998                 353
                       1999                  97
                       2000                  79
                       Thereafter            90
                                        -------
                                        $ 3,167
                                        =======

H.   Income Taxes:
- -    ------------

     The provision (benefit) for income taxes consists of:

                                               1995        1994         1993
                                             --------     -------     --------
     Current:
            Federal                          $   -       $   -       $   -
            State                                -         9,000       29,000
     Deferred:
            Federal                              -           -      ( 425,000)
            State                                -           -      (  75,000)
                                             --------    -------    ---------
     Total                                   $   -       $ 9,000    ($471,000)
                                             ========    =======    ==========

     A reconciliation of the rate used for the provision (benefit) for income taxes is as follows:

                                                      1995        1994        1993
                                                    --------    --------    --------
Tax benefit at statutory rate                         34.0%       34.0%        34.0%
Net operating loss carryforward
      benefit for which utilization
      is not assured                                ( 34.0)     ( 33.7)     (  40.7)
                                                    -------     -------     --------
  Total                                                0.0%        0.3%     (  6.7%)
                                                    =======     =======     ========

     The Company files consolidated federal tax returns with all of its subsidiaries. As of December 31, 1995, the Company has net operating loss carryforwards of approximately $21.9 million available for tax purposes, which expire in the years 2001 through 2008. In addition, at December 31, 1995, the Company has investment tax credit carryforwards for federal purposes available to offset future taxes of $2.5 million expiring in the years 1997 through 2001. The July 1995 recapitalization transaction was a greater than 50% change in ownership for Federal tax purposes. Accordingly, utilization of net operating loss and tax credit carryforwards will be limited

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

in future years.

     In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes," which significantly changed the method of accounting for income taxes. The Company adopted SFAS No. 109 on a prospective basis effective January 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's consolidated financial statements was to increase income by $600,000 ($.10 per share) for the year ended December 31, 1993.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                         December 31,
                                                  -------------------------
                                                     1995           1994
                                                  ----------     ----------
Deferred tax liabilities:                               (In Thousands)
       Differences between book and tax
              basis of property                    $  2,984       $  4,420
       Other                                             -              36
                                                   --------       --------
              Total deferred tax liabilities          2,984          4,456
                                                   --------       --------
Deferred tax assets:
       Accrued lease rents                              220            271
       Reserves not currently deductible                827          1,033
       Net operating loss carryforwards               8,778         10,849
       Tax credit carryforwards                       2,556          2,541
       Other                                            160            254
                                                   --------       --------
              Total deferred tax assets              12,541         14,948

Valuation allowance                                (  9,957)       (10,892)
                                                   --------       --------

Net deferred tax liability                         $    400       $    400
                                                   ========       ========

     All deferred tax liabilities and deferred tax assets (except tax credit carryforwards) are tax effected at a combined 40% rate for state and federal taxes. The valuation allowance relates primarily to net operating loss carryforwards and tax credit carryforwards that will not be realized. The valuation allowance decreased by $935,000 in 1995 since certain net operating loss carryforwards were utilized during 1995. For the years ended December 31, 1994 and 1993, the valuation allowance increased by $2,915,000 and $3,415,000, respectively.

     The deferred tax asset is available to offset taxable income in excess of book income

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

generated from the lease portfolio and residual values which are the principal components of the total deferred tax liabilities of $3 million and $4.4 million as of December 31, 1995 and 1994, respectively. Because the deferred tax asset can be used to directly offset the deferred tax liability, the Company has determined there is no need to provide a full valuation allowance for the deferred tax asset.

I.   Stock Option Plans and Stock Purchase Plan:
- -    ------------------------------------------

     The Company has three stock option plans: a 1994 Stock Option Plan, a 1994 Directors' Stock Option Plan, and a 1983 Stock Option Plan, which has expired but under which certain granted options are outstanding. The Company also has a 1994 Employee Stock Purchase Plan. These plans are described below:

     1994 Stock Option Plan -
     ----------------------

     The Company's 1994 Stock Option Plan authorizes the granting of incentive and non-qualified options to employees and officers to purchase a maximum of 1,207,000 shares of the Company's Common Stock. Options are exercisable over a period not to exceed ten years. This plan was authorized by the Company's stockholders in January 1995 and all 1,207,000 shares were granted to the Company's employees in July 1995. Stock option transactions during the year ended December 31, 1995 were as follows:

                              Number of Shares  Option Price Per Share
                              ----------------  ----------------------
     Options granted             1,207,000       $.125 to $.18375
     Options exercised                 -                -
     Options cancelled                 -                -
                                 ---------       ----------------
Balance, December 31, 1995       1,207,000       $.125 to $.18375
                                 =========       ================

Except in the event of cancellation and reissuance, no further options may be granted under this plan and no options were exercisable during the year ended December 31, 1995. 607,000 of the options vest and become exercisable at $.125 per share on July 25, 1996 and the remaining 600,000 options vest and become exercisable at $.1875 per share on July 25, 1997. The Company has reserved 1,207,000 shares of Common Stock for all outstanding options under this plan.

     1994 Directors' Stock Option Plan -
     ---------------------------------

     The Company's 1994 Directors' Stock Option Plan authorizes the granting of non-qualified options to non-employee directors to purchase a maximum of 565,000 shares of the Company's Common Stock. Options are exercisable over a period not to exceed ten years. This plan was authorized by the Company's stockholders in January 1995. Stock option transactions during the

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

year ended December 31, 1995 (there was no activity under this plan prior to 1995) were as follows:

                              Number of Shares  Option Price Per Share
                              ----------------  ----------------------
     Options granted              190,000           $.25 to $.375
     Options exercised                -                   -
     Options cancelled                -                   -
                                  -------           -------------
Balance, December 31, 1995        190,000           $.25 to $.375
                                  =======           =============

As of December 31, 1995, 375,000 options may be granted under this plan, and options to purchase 95,000 shares of Common Stock at an exercise price of $.25 per share were fully vested and exercisable. An additional 95,000 options granted under this plan to three directors will become vested and exercisable at $.375 per share on July 25, 1996. The Company has reserved 565,000 shares of Common Stock for all outstanding options under this plan.

     Expired Stock Option Plan -
     -------------------------

     The Company's 1983 Stock Option Plan, which authorized the granting of incentive and non-qualified options to employees and officers to purchase a maximum of 1,100,500 shares of the Company's Common Stock, expired prior to the year beginning January 1, 1995. Options which were granted under this plan and which have not expired or been terminated are exercisable over a period not to exceed 10 years. Stock option transactions during the years ended December 31, 1995, 1994 and 1993 were as follows:

                              Number of Shares   Option Price Per Share
                              -----------------  ----------------------
Balance, January 1, 1993           262,311           $.007 to $5.93
     Options granted               269,851            .007 to  1.02
     Options exercised            ( 18,143)               .007
     Options canceled             (119,605)           .007 to  5.93
                                   --------           --------------
Balance, December 31, 1993         394,414            .007 to  5.93
     Options granted                   -                    -
     Options exercised            ( 11,948)               .007
     Options canceled             ( 24,496)           .007 to  3.05
                                   --------           --------------
Balance, December 31, 1994         357,970            .007 to  5.93
     Options granted                   -                    -
     Options exercised            (    590)               .007
     Options canceled             (353,399)           .007 to  1.02
                                   --------           --------------
Balance, December 31, 1995           3,981               $.007
                                   ========           ==============

     As of December 31, 1995, no further options may be granted under the plan due to its expiration during 1994, and options to purchase 3,981 shares at an average exercise price of $.007

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

per share were fully vested and exercisable. The Company has reserved 3,981 shares of Common Stock for all outstanding options under this plan.

     Employee Stock Purchase Plan -
     ----------------------------

     The Company's 1994 Employee Stock Purchase Plan authorizes the offering to employees of up to 250,000 shares of Common Stock in six semiannual offerings at a price of 85% of the Common Stock's bid price and in an amount determined by a formula based on each employee's estimated annual compensation. This plan was authorized by the Company's stockholders in January 1995. No shares of Common Stock were offered pursuant to the plan during the year ended December 31, 1995. The Company has reserved 250,000 shares of Common Stock for all amounts which may be offered to employees under this plan.

J.   Commitments and Contingencies:
- -    -----------------------------

     The Company rents its corporate offices under a ten-year non-cancelable lease. The future minimum rental commitments are as follows (in thousands):

     Year ending December 31:
          1996                $353
          1997                 353
          1998                 353
          1999                  29

     Rental expense for the years ended December 31, 1995, 1994 and 1993 amounted to $247,000, $287,000 and $379,000, respectively.

     In connection with the December 1993 amendment to the Company's corporate office lease, the Company executed a promissory note in favor of its landlord, Aetna Casualty and Surety Company, in the principal amount of $796,510 due January 1999. The note, which does not bear interest, will be fully canceled if the Company fulfills its remaining lease obligations without default. If the Company defaults under the lease, the note will be accelerated and a $100,000 security deposit will be forfeited. The note is included in accounts payable and accrued expenses.

     In the normal course of its business, the Company is from time to time subject to litigation. Management does not expect that the outcome of any of these actions will have a material adverse impact on the Company's consolidated financial position or results of operations.

K.   Major Customers:
- -    ---------------

     The Company is engaged principally in originating and selling equipment leasing transactions. During 1995, 41%, 15% and 12% (based on original equipment cost) of the new lease transactions originated by the Company were with the three largest lessees. In addition, approximately 24%, 17% and 16% (based on original equipment cost) of equipment sold to investors in 1995 were purchased by the three largest investors. During 1994, 36%, 12% and 12% (based on original equipment cost) of the new lease transactions originated by the Company were with the three largest lessees. In addition, approximately 27%, 23% and 19% (based on original equipment cost) of equipment sold to investors in 1994 were purchased by the three largest investors. During 1993, 33%, 27% and 21% (based on original equipment cost) of new lease transactions originated by the Company were with the three largest lessees. In addition, approximately 25%, 13% and 12% (based on original equipment cost) of equipment sold to investors was purchased by the three largest investors.

L.   Employee Benefit Plan:
- -    ---------------------

     The Company sponsors a 401(k) retirement plan (the "Plan") for the benefit of its employees. The Plan enables employees to contribute up to 15% of their annual compensation. The Company's contributions to the Plan amounted to approximately $18,000, $19,000 and $12,000 in 1995, 1994 and 1993, respectively.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CHANCELLOR CORPORATION
Dated: April 1, 1996



                                 By: /s/ Stephen G. Morison
                                    -------------------------------------------
                                 Stephen G. Morison
                                 Vice Chairman of the Board, President,
                                 Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: April 1, 1996         /s/ Bruce M. Dayton
                            ---------------------------------------------------
                                   Bruce M. Dayton
                                   Chairman of the Board and Director



Dated: April 1, 1996         /s/ Stephen G. Morison
                            ---------------------------------------------------
                                    Stephen G. Morison
                                    Vice Chairman of the Board, President,
                                    Chief Executive Officer and Director



Dated: April 1, 1996         /s/ Brian M. Adley
                            ---------------------------------------------------
                                   Brian M. Adley
                                   Director

Dated: April 1, 1996         /s/ Thomas W. Killilea
                            ---------------------------------------------------
                                   Thomas W. Killilea
                                   Director



Dated: April 1, 1996              /s/ Richard D. Rizzo
                                 ----------------------------------------------
                                 Richard D. Rizzo
                                 Director



Dated: April 1, 1996         /s/ William J. Guthlein
                            ---------------------------------------------------
                                   William J. Guthlein
                                   Vice President, Chief Financial Officer and
                                   Treasurer