Form 10-Q
period 1996-03-31
CHANCELLOR CORP
filed 1996-05-15
CIK 724051

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                      OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to ______________

    Commission file number 0-11663
                           -------

                            Chancellor Corporation
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Massachusetts                          04-2626079
   ------------------------------           -------------------------
  (State or other jurisdiction of          (I.R.S. Employer I.D. No.)
   incorporation or organization)

    745 Atlantic Avenue, Boston, Massachusetts            02111
    ------------------------------------------          --------
    (Address of principal executive offices)            Zip Code

Registrant's telephone number, including area code (617) 728-8500
                                                   --------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X     No ___
                              ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                      Outstanding at May 1, 1996
         -----                      --------------------------
    Common Stock, $.01                5,136,391
    par value per share

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                      (In Thousands Except Share Amounts)
                                  (Unaudited)

                                                                    March 31, 1996        December 31, 1995
                                                                    --------------        -----------------
ASSETS
- ------
Cash and cash equivalents                                                $    25                $   185
Cash - restricted and escrowed                                             2,400                  4,513
Receivables, net                                                             430                  1,889
Leased equipment held for underwriting                                     5,938                  1,859
Net investment in direct finance leases                                    1,246                  1,421
Equipment on operating lease (net of
   accumulated depreciation of $15,766
   and $17,020)                                                            1,308                  1,683
Residual values, net                                                       3,321                  3,340
Furniture and equipment (net of accum-
   ulated depreciation of $2,462 and
   $2,453)                                                                   185                    179
Other assets, net                                                          1,034                  1,019
                                                                          ------                  -----

                                                                         $15,887                $16,088
                                                                         =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Accounts payable and accrued expenses                                    $ 4,885                $ 6,842
Indebtedness:
   Nonrecourse                                                             5,653                  3,167
   Recourse                                                                3,987                  4,314
Deferred income taxes                                                        400                    400
                                                                          ------                 ------

   Total liabilities                                                      14,925                 14,723
                                                                          ------                 ------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock - $.01 par value,
   Authorized: 10,000,000 shares;
   None issued
  Common stock - $.01 par value,
    Authorized 30,000,000 shares:
    Issued 6,567,302 and
     6,567,302 shares:                                                        65                     65
  Additional paid-in capital                                              23,638                 23,638
  Deficit                                                                (22,205)               (21,802)
                                                                         --------               --------

  Less treasury stock - 1,430,911
   and 1,430,911 shares at cost                                          (   536)               (   536)
                                                                         --------               --------
  Total stockholders' equity                                                 962                  1,365
                                                                         --------               --------

                                                                         $15,887                $16,088
                                                                         =======                =======

      See notes to condensed consolidated financial statements

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

               (In Thousands Except Per Share and Share Amounts)
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1996               1995
                                                       ----               ----
Revenues:
  Rental income                                     $  581             $ 1,399
  Lease underwriting income                            133                  68

  Direct finance lease income                           38                  68
  Interest income                                       14                  14
  Gains from portfolio remarketing                     248                 467
  Fees from remarketing activities                     207                 211
  Other income                                         119                 107
                                                     -----              ------
                                                     1,340               2,334
                                                     -----              ------
Costs and expenses:
  Selling, general and administrative                1,275               1,422
  Interest expense                                     129                 458
  Depreciation and amortization                        339               1,163
                                                     1,743               3,043
                                                     -----              ------

Net loss                                           ($  403)           ($   709)
                                                   ========          ==========

Net loss per share                                 ($  .08)           ($   .11)
                                                   ========          ==========

Weighted average number of common
  and common equivalent shares                   5,136,391           6,382,077
                                                 =========           =========



        See notes to condensed consolidated financial statements.

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                  ------------------------------------------

                      (In Thousands Except Share Amounts)
                                  (Unaudited)


                                                   Additional
                                 Common stock                           Treasury stock
                                 ------------      paid-in              --------------
                                Shares    Amount   capital    Deficit    Shares   Amount
                                ------    ------  ----------  -------    ------   ------
BALANCE, JANUARY 1, 1995       6,566,712  $ 65    $19,475     ($20,581)  184,635  ($380)

  Exercise of stock options          590     -          -            -        -       -
  Net loss                            -      -          -      ( 1,221)       -       -
                               ---------  ----    -------     ---------  -------  ------

BALANCE, MARCH 31, 1995        6,566,712  $ 65    $19,475     ($21,290)  184,635  ($380)
                               =========  ====    =======     =========  ======== ======

BALANCE, JANUARY 1, 1996       6,567,302  $ 65    $23,638     ($21,802) 1,430,911 ($536)

  Net loss                           -       -        -       (    403)        -      -
                               ---------  ----    -------     --------- --------- ------

BALANCE, MARCH 31, 1996        6,567,302  $ 65    $23,638     ($22,205) 1,430,911 ($536)
                               =========  ====    =======     ========= ========= ======




See notes to condensed consolidated financial statements

                    CHANCELLOR CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                            (Amounts in Thousands)

                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                            1996      1995
                                                            ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              ($  403)   ($  709)
                                                         --------   --------
   Adjustments to reconcile net loss to net cash
    flows provided by operating activities:
     Depreciation and amortization                           339      1,163
     Residual value estimate realizations and
      reductions, net of additions                            19         52
   Changes in assets and liabilities:
       Receivables                                         1,459      1,332
       Other assets                                       (   14)         5
       Accounts payable and accrued expenses              (1,957)       190
                                                          -------
         Total adjustments                                (  154)     2,742
                                                          -------    ------
   Net cash provided by operating activities              (  557)     2,033
                                                          -------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Leased equipment held for underwriting                 (4,079)    (  931)
   Net investments in direct finance leases                  175         57
   Equipment on operating lease                               44      1,193
   Net change in cash restricted and escrowed             (2,113)   ( 1,069)
   Additions to furniture and equipment, net              (   15)   (     5)
                                                          -------   --------
     Net cash used for investing activities               (1,762)   (   755)
                                                          -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to indebtedness - non-recourse                3,163        568
   Repayments of indebtedness - nonrecourse               (  677)   ( 1,174)
   Repayments of indebtedness - recourse                  (  327)   (   589)
                                                          -------   --------
     Net cash used for financing activities                2,159    ( 1,195)
                                                          -------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (  160)        83

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               185         79
                                                           -----    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   25    $   162
                                                          ======    =======

CASH PAID FOR INTEREST                                    $  124    $   357
                                                          ======    =======





             See notes to condensed consolidated financial statements.

                    CHANCELLOR CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A.   Financial Presentation
     ----------------------

     In the opinion of Management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of operations and statements of cash flows for the periods presented. All accounting adjustments are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to shareholders on Form 10-K for the year ended December 31, 1995. The results of operations for the periods presented are not necessarily indicative of the operating results expected for the full

B.   New Accounting Pronouncements
     -----------------------------

  The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived assets and for Long-lived Assets to Be Disposed Of", effective January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adopting SFAS No. 121 has no material effect on the Company's consolidated financial statements.

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which was adopted by the Company effective January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the 1996 annual financial statements.

C.   Acquisition Activity
     --------------------

  Effective April 12, 1996, the Company issued and sold to Vestex Capital Corporation 5,000,000 shares of its Series AA Convertible Preferred Stock for $1,350,000 in cash, less reimbursement of $312,000 of due diligence and other transactions costs to Vestex Capital Corporation (the "Preferred Stock Placement"). On April 12, 1996, the Company also announced that it had commenced a private offering of up to 4,000,000 shares of its Common Stock (the "Common Stock Offering") to a select group of investors.

  Reference is made to the Company's report on Form 8-K dated April 12, 1996 concerning the above-described transaction. A discussion of certain aspects of the transaction and the Company's plans to address its need for capital is included below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------

                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------
                                  (Unaudited)

Results of Operations
- ---------------------

    Revenues for the three months ended March 31, 1996 decreased to $1,340,000 from $2,334,000 for the comparable period of 1995. The Company reported a net loss of $403,000 ($.08 per share) for the three months ended March 31, 1996 as compared with a net loss of $709,000 million ($.11 per share) for the same period last year.

Rental Income
- -------------

    Rental income, primarily from the Company's portfolio of leased equipment, was $581,000 for the three months ended March 31, 1996 versus $1.4 million for the three months ended March 31, 1995. The majority of the decrease is the result of the expiration of several leases and subsequent disposition of $18.6 million of equipment (based on its original cost) from the Company's portfolio during the twelve months ended March 31, 1996. Most rental income is used to service non-recourse debt secured by lease transactions.

Lease Underwriting Income
- -------------------------

    Lease underwriting resulted in income of $133,000 for the three months ended March 31, 1996 versus income of $68,000 for the three months ended March 31, 1995. The increase in revenue is the result of sales of $4.2 million of equipment leases, at cost, to third party investors of leased equipment in the first quarter of 1996 as compared to $2.6 million of sales during the same period last year.

    At March 31, 1996, the Company held in its inventory $5.9 million (original cost) of lease transactions for sale to third parties as compared to $1.9 million at December 31, 1995. The Company's ability to generate new profitable transactions is constrained by competitive pressures from other leasing companies and the difficulty the Company has in persuading investors to translate the Company's remarketing success into more aggressive residual pricing when soliciting bids for transactions.

     Under the terms of its intercreditor agreement, discussed below under "Liquidity and Capital Resources", the Company's available warehouse financing with its senior lender group is approximately $1.83 million as of May 1, 1996. The Company's warehouse facility with a bank provides an additional $10.0 million in warehouse financing capacity, subject to the lender's credit approval of the lessee. The bank lends the Company the discounted rental stream of certain lease transactions as well as a portion of the residual value of the equipment subject to those leases. The balance of the equipment cost is furnished by the senior lenders.

     Residuals.  Lease underwriting income includes the present value of the
     ---------
Company's share of the estimated future residual values expected to be realized from lease transactions sold to investors. For the three months ended March 31, 1996, $45,000 of residual fee income was recognized, representing 34% of lease underwriting income. For the three months in 1995, $53,000 of residual fee income was recognized, representing 78% of lease underwriting income.

     Gains from Portfolio Remarketing.  The Company recognized $248,000 of gains
     --------------------------------
from the sale of portfolio assets with an original cost of $1.7 million in the three months ended March 31, 1996 versus $467,000 of gains from the sale of portfolio assets with an original cost of $6.0 million in the same period last year. The reduced sales and gains in sales are the result of a decreasing number of assets and leases in the Company's portfolio.

     Gains decreased 47% on decreased portfolio equipment sales of 72% in the first three months of 1996 as compared with the same period in 1995.

     Fees from Remarketing Activities.  Fees from remarketing activities were
     --------------------------------
$207,000 for the three months ended March 31, 1996 versus $211,000 in the same period last year. During the first quarter of 1996, no fees were attribiutable to remarketing performed for third parties other than trust investors with which the Company entered into remarketing agreements at the time of the related leases were sold to trust investors. During the same quarter in 1995, $90,000 in fees were attributable to remarketing performed for third parties other than trust investors with which the Company entered into remarketing agreements at the time the related leases were sold to trust investors.

    Other Income.  Other income was $119,000 for the three months ended March
    ------------
31, 1996 versus $107,000 for the three months ended March 31, 1995. The March 31, 1996 period included a $101,000 final settlement of a bankruptcy claim.

    Expenses.  Selling, general and administrative expenses for the three months
    --------
ended March 31, 1996 amounted to $1.3 million versus $1.4 million for the three months ended March 31, 1995.

    Interest expense for the three months ended March 31, 1996 was $129,000 versus $458,000 for the same period in 1995. The decrease from 1996 to 1995 resulted largely from a reduction of subordinated debt guaranteed by the Company's former majority shareholder. Other causes were due to reductions in the amount of leased equipment in the Company's portfolio, and lower interest rates on the Company's recourse debt.

    The provision for income taxes for the three months ended March

31, 1996 and 1995 is nominal.

Liquidity and Capital Resources
- -------------------------------

    Since 1990, the Company's ability to sustain its operations and meet its ongoing working capital requirements has been exclusively dependent upon the continued availability of internally generated cash arising primarily from lease underwriting and brokerage fees and residual value realization. External funds such as short-term warehouse financing and non-recourse debt to finance leases have been consistently available in amounts adequate to support both the Company's origination and syndication activities.

    The Company is currently satisfying its working capital needs through normal operations. While no assurances can be given, management believes that the terms of the extension and term-out negotiated with its senior lenders in December 1995 and January 1996 will continue to permit the Company to meet its current obligations and underwrite a sufficient volume of new lease transactions to enable the Company to continue to meet its future obligations.

     Effective April 12, 1996, the Company issued and sold to Vestex Capital Corporation 5,000,000 shares of its Series AA Convertible Preferred Stock for $1,350,000 in cash, less reimbursement of $312,000 of due diligence and other transactions costs to Vestex Capital Corporation (the "Preferred Stock Placement"). On April 12, 1996, the Company also announced that it had commenced a private offering of up to 4,000,000 shares of its Common Stock (the "Common Stock Offering") to a select group of investors.

    A significant portion of the Company's assets is pledged as collateral for the Company's non-recourse indebtedness. As of March 31, 1996, approximately $4.0 million (or 41%) of indebtedness represented a direct liability of the Company; the remainder, approximately $5.7 million (or 59%), was non-recourse. Amounts due under non-recourse notes are obligations of the Company which are secured only by the leased equipment and assignments of lease receivables, with no recourse to any other assets of the Company. The significant near-term maturities of this non-recourse debt are not expected to affect the Company's liquidity because the debt is expected to be fully amortized by the assignment of the collateral leases and payment by the related lessees of lease rentals directly to the non-recourse lenders.

    Restricted balances represent mainly the equipment cash collateral account under the intercreditor agreement and funds collected by the Company on behalf of trust investors consisting of rental income and sales proceeds related to leases in which they have an equity interest. A related liability exists on the balance sheet until the funds have been distributed to the appropriate investors. The same amount is included in "Accounts Payable and Accrued Expenses."

Part II. - Other Information
           -----------------

    Item 6.   Exhibits and Reports on Form 8-K:

       (a)  Exhibits - None

       (b)  Reports on Form 8-K:

       On April 22, 1996, the Company filed a Form 8-K dated April 12, 1996 reporting that it had issued and sold 5,000,000 shares of its Series AA Convertible Preferred Stock to Vestex Capital Corporation for net proceeds of over $1 million. The Company also announced that it had commenced a private offering of up to 4 million shares of its Common Stock to a select group of investors.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHANCELLOR CORPORATION
Dated May 10, 1996



                                        /s/ Stephen G. Morison
                                        -----------------------------
                                        Stephen G. Morison
                                        Vice Chairman, President and
                                        Chief Executive Officer


                                        /s/ William J. Guthlein
                                        -----------------------------
                                        William J. Guthlein
                                        Vice President and
                                        Chief Financial Officer