Form 10-Q
period 1996-06-30
CHANCELLOR CORP
filed 1996-08-14
CIK 724051

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q
(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                    OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

    Commission file number 0-11663

                                   Chancellor Corporation
                 (Exact name of registrant as specified in its charter)

                           Massachusetts                04-2626079
                 (State or other jurisdiction of  (I.R.S. Employer I.D. No.)
                  incorporation or organization)

    745 Atlantic Avenue, Boston, Massachusetts            02111
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

                      Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                 Outstanding at July 22, 1996
Common Stock, $.01 par value per share               5,136,391

Series AA Convertible Preferred Stock, $.01          5,000,000
par value per share

                 CHANCELLOR CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In Thousands Except Share Amounts)

                                             June 30, 1996  December 31, 1995
                                              (Unaudited)      (Audited)

ASSETS

Cash and cash equivalents                     $    235       $   185
Cash - restricted and escrowed                   3,019         4,513
Receivables, net                                   175         1,889
Leased equipment held for underwriting           7,344         1,859
Net investment in direct finance lease           1,155         1,421
Equipment on operating lease (net of
 accumulated depreciation of $11,170
 and $17,020)                                      440         1,683
Residual values, net                             3,266         3,340
Furniture and equipment (net of accumu-
 lated depreciation of $2,477 and $2,453)          184           179
Investment in TruckScan                            350
Other assets, net                                1,040         1,019
                                                 _____         _____
                                              $ 17,208       $16,088

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses         $  5,045       $ 6,842
Indebtedness:
  Nonrecourse                                    6,361         3,167
  Recourse                                       3,660         4,314
Deferred income taxes                              400           400
                                                ______        ______
   Total liabilities                            15,466        14,723

Commitments and contingencies

Stockholders' equity (deficit):
  Convertible Preferred stock - $.01
     par value,
     Authorized: 10,000,000 shares;
     Issued: 5,000,000 shares:                   1,021             0
   Common stock - $.01 par value,
     Authorized 30,000,000 shares;
     Issued 6,567,302 shares:                       65            65
   Additional paid-in capital                   23,638        23,638
   Deficit                                     (22,446)      (21,802)

   Less treasury stock - 1,430,911
     shares at cost                             (  536)      (   536)
                                                _______      ________
   Total stockholders' equity                    1,742         1,365
                                               ________      ________
                                              $ 17,208       $16,088

         See notes to condensed consolidated financial statements

                  CHANCELLOR CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In Thousands except Share Amounts)
                               (Unaudited)

                                   Three Months Ended  Six Months Ended
                                        June 30             June 30                        1996        1995     1996      1995
                                   1996        1995     1996      1995
Revenues:
   Rental income                  $   631     $ 1,258  $ 1,211    $2,657
   Lease underwriting income          191         258      324       326
   Direct finance lease income         41          40       79       108
Interest income                        17          21       31        36
   Gains from portfolio remarketing   400         195      649       663
   Fees from remarketing activities   217         163      424       374
   Other                               24          22      143       128
                                    _____       _____    _____     _____
                                    1,521       1,957    2,861     4,292
                                    _____       _____    _____     _____
Costs and expenses:
   Selling, general and
    administrative                  1,314       1,325    2,589     2,748
   Interest expense                   149         311      278       769
   Depreciation and amortization      298         998      637     2,161
   Lease rental                         -           -        -         -
                                    _____       _____    _____     _____
                                    1,761       2,634    3,504     5,678
                                    _____       _____    _____     _____
Loss before income tax
   expense and cumulative effect
   of change in accounting
   principle                      (   240)    (   677) (   643)   (1,386)

Income tax expense                      -           -        -         -

Net loss                          ($  240)    ($  677) ($  643)  ($1,386)

Net loss per share                ($  .05)    ($  .11) ($  .13)  ($  .22)

Weighted average number of common
   shares                        5,136,391   6,382,077 5,136,391 6,382,077

        See notes to condensed consolidated financial statements.

                               CHANCELLOR CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                              SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                (In Thousands Except Share Amounts)
                                            (Unaudited)

                                                                     Additional
                                 Preferred Stock     Common Stock     paid-in                    Treasury Stock
                                 Shares   Amount    Shares   Amount    capital      Deficit      Shares    Amount
BALANCE, JANUARY 1, 1995             0    $    0   6,566,712   $ 65    $19,475     ($20,581)     184,635   ($380)

  Net Loss                           -         -         -        -         -      (  1,386)          -       -
                                 _____     _____   _________    ___     ______     _________     _______   ______

BALANCE, JUNE 30, 1995               0    $    0   6,566,712   $ 65    $19,475     ($21,967)     184,635   ($380)



BALANCE, JANUARY 1, 1996             0    $    0   6,567,302   $ 65    $23,638     ($21,803)   1,430,911   ($536)

  Net Loss                           -         -         -        -         -      (    643)          -       -

  Stock Purchase by Vestex   5,000,000     1,021         -        -         -             -           -       -
                             _________     _____    ________    ____    ______     _________   _________   ______

BALANCE, JUNE 30, 1996       5,000,000    $1,021   6,567,302   $ 65    $23,638     ($22,446)   1,430,911   ($536)

          See notes to condensed consolidated financial statements.

                         CHANCELLOR CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                      (Unaudited)

                               (Amounts in Thousands)

                                                   Six Months Ended
                                                       June 30,
                                                   1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        (   643)    ($1,386)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Depreciation and amortization                       637       2,161
Residual value estimate realizations and
reductions, net of additions                         74     (    70)
Changes in assets and liabilities:
Receivables                                       1,714       1,488
Other assets                                    (    21)    (    17)
Accounts payable and accrued expenses           ( 1,797)    ( 1,979)
                                                ________    ________
Total adjustments                                   607       1,583
                                                ________    ________
Net cash provided by (used for) operating
activities                                      (    36)        197
                                                ________    ________
CASH FLOWS FROM INVESTING ACTIVITIES:
Leased equipment held for underwriting          ( 5,485)     (2,247)
Net investments in direct finance leases            266         227
Equipment on operating lease                        630       1,437
Investment in Truckscan                        (    350)
Net change in cash restricted and escrowed        1,494       2,330
Additions to furniture and equipment, net      (     29)          4
                                               _________     ______
Net cash provided by (used in) investing
  activities                                   (  3,474)      1,751
                                               _________     ______
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to indebtedness - non-recourse          3,873       1,670
Repayments of indebtedness - nonrecourse        (   680)    ( 1,818)
Repayments of indebtedness - recourse           (   654)    ( 1,669)
Preferred stock issued, net                       1,021          -
                                                _______      ______
Net cash used for financing activities            3,560     ( 1,817)
                                                _______     ________

NET INCREASE IN CASH AND CASH EQUIVALENTS            50         131

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      185          79
                                                _______      ______

CASH AND CASH EQUIVALENTS, END OF PERIOD        $   235     $   210

         See notes to condensed consolidated financial statements.

                 CHANCELLOR CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

A.  Financial Presentation

    In the opinion of Management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments considered necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. All accounting adjustments are of a normal recurring nature.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to shareholders on Form 10-K for the year ended December 31, 1995 and subsequent quarterly filing on Form 10-Q . The results of operations for the periods presented are not necessarily indicative of the operating results expected for the full year. Certain amounts in prior periods have been reclassified to conform with the presentation at June 30, 1996.

B.  Acquisition Activity

    On June 21, 1996, the Company acquired a 50% interest in TruckScan, L.L.C. ("TruckScan"), a newly-formed company organized by the Company and TeleScan Technologies, L.L.C. of Bloomfield Hills, Michigan ("Telescan") to market and sell an electronic truck and trailer inventory management and networking program.

    The Company paid $350,000 for its interest in TruckScan. The purchase price may be adjusted upwards based on certain subsequent events. TruckScan has contractual rights to market and license software and had negligible tangible assets at acquisition. The Company accounts for its investment in accordance with the equity method.

     Reference is made to the Company's report on Form 8-K dated
June 21, 1996 concerning the above-described transaction.

                 CHANCELLOR CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS
                               (Unaudited)

Results of Operations

     Revenues for the three months and six months ended June 30, 1996 decreased to $1.5 million and $2.9 million from $2.0 million and $4.3 million for the comparable periods of 1995. The Company reported net losses of $240,000 and $643,000 ($.05 and $.13 per share) for the three months and six months ended June 30, 1996 as compared with net losses of $677,000 and $1.4 million ($.11 and $.22 per share) for the same periods last year.

Rental Income

     Rental income, primarily from the Company's portfolio of leased equipment, was $631,000 and $1.2 million for the three months and six months ended June 30, 1996 versus $1.3 million and $2.7 million for the comparable periods last year. The majority of the decrease is the result of the expiration of several leases and subsequent disposition of $22.1 million of equipment (based on its original cost) from the Company's portfolio during the twelve months ended June 30, 1996. Most rental income is used to service non-recourse debt secured by lease transactions.

Lease Underwriting Income

     Lease underwriting resulted in income of $191,000 and $324,000 for the three months and six months ended June 30, 1996 versus $258,000 and $326,000 for the same periods in 1995. This income was derived from sales of $9.5 million of equipment leases, at cost, to third party investors of leased equipment in the six months ended June 30, 1996 as compared with $7.7 million in such sales during the same period last year.

     At June 30, 1996, the Company held in its inventory $7.3 million (original cost) of lease transactions for sale to third parties as compared to $1.9 million at December 31, 1995. The Company's strongest quarter for sales of inventory is the fourth quarter. Consequently the inventory balance at December 31, 1995 is usually the lowest of the year. The Company's ability to generate new profitable transactions is constrained by competitive pressures from other leasing companies and the difficulty the Company has in persuading investors to translate the Company's remarketing success into more aggressive residual pricing when soliciting bids for transactions.

     Under the terms of its intercreditor agreement, discussed below under "Liquidity and Capital Resources", the Company's available warehouse financing with its senior lender group is approximately $1.8 million as of June 30, 1996. The Company's warehouse facility with a bank provides an additional $10.0 million in warehouse financing capacity, subject to the lender's credit approval of the lessee. The bank lends the Company the discounted rental stream of certain lease transactions as well as a portion of the residual value of the equipment subject to those leases. The balance of the equipment cost is furnished by the senior lenders.

     Residuals. Lease underwriting income includes the present value of the Company's share of the estimated future residual values expected to be realized from lease transactions sold to investors. For the three months and six months ended June 30, 1996, $53,000 and $98,000 of residual fee income was recognized, representing 30% of lease underwriting income year to date. During the same periods in 1995, $224,000 and $277,000 of residual fee income was recognized, representing 85% of lease underwriting income.

     Gains from Portfolio Remarketing. The Company recognized $400,000 and $649,000 of gains from the sale of portfolio assets with an original cost of $5.8 million and $7.5 million, respectively, in the three months and six months ended June 30, 1996 versus $195,000 and $663,000 of gains from the sale of portfolio assets with an original cost of $2.3 million and $8.3 million in the same periods last year.

     Gains decreased 2% on decreased portfolio equipment sales of 10% in the six months of 1996 as compared with the same period in 1995. The reduced sales and gains in sales for the six-month periods are the result of a decreasing number of assets and leases in the Company's portfolio.

     Fees from Remarketing Activities. Fees from remarketing activities were $217,000 and $424,000 for the three months and six months ended June 30, 1996 versus $163,000 and $374,000 in the same periods last year. During the second quarter of 1996, $27,000 was attributable to remarketing performed for third parties other than trust investors with which the Company entered into remarketing agreements at the time of the related leases were sold to trust investors. During the same period in 1995, $124,000 in fees were attributable to remarketing performed for third parties other than trust investors with which the Company entered into remarketing agreements at the time the related leases were sold to trust investors.

     Other Income. Other income was $24,000 and $143,000 for the three and six months ended June 30, 1996 versus $22,000 and $128,000 for the three months and six months ended June 30, 1995.

     Expenses. Selling, general and administrative expenses for the three months and six months ended June 30, 1996 amounted to $1.3 million and $2.6 million versus $1.3 million and $2.7 million for the three months and six months ended June 30, 1995.

     Interest expense for the three months and six months ended June 30, 1996 was $149,000 and $278,000 versus $311,000 and
$769,000 million for the same periods in 1995. The decrease from 1995 to 1996 resulted largely from a reduction of subordinated debt guaranteed by the Company's former majority shareholder. Other causes were due to reductions in the amount of leased equipment in the Company's portfolio, and lower interest rates on the Company's recourse debt.

     The provision for income taxes for the three months and six months ended June 30, 1996 is nominal. During the same periods in 1995, the provision for income taxes was also nominal.

Liquidity and Capital Resources

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

     During the first six months of the year the Company used
$36,000 cash for operations which includes a seasonal reduction of receivables of $1.7 million.

     Effective April 12, 1996, the Company issued and sold to Vestex Capital Corporation 5,000,000 shares of its Series AA Convertible Preferred Stock for $1,350,000 in cash, less reimbursement of $312,000 of due diligence and other transactions costs to Vestex Capital Corporation (the "Preferred Stock Placement"). On April 12, 1996, the Company also announced that it had commenced a private offering of up to 4,000,000 shares of its Common Stock (the "Common Stock Offering") to a select group of investors. The Company's management and Board of Directors are exploring alternative ways to raise new capital, which is considered essential in order for the Company to achieve and sustain future profitability.

     A significant portion of the Company's assets is pledged as collateral for the Company's non-recourse indebtedness. As of June 30, 1996, approximately $3.7 million (or 37%) of indebtedness represented a direct liability of the Company; the remainder, approximately $6.4 million (or 63%), was non-recourse. Amounts due under non-recourse notes are obligations of the Company which are secured only by the leased equipment and assignments of lease receivables, with no recourse to any other assets of the Company. The significant near-term maturities of this non-recourse debt are not expected to affect the Company's liquidity because the debt is expected to be fully amortized by the assignment of the collateral leases and payment by the related lessees of lease rentals directly to the non-recourse lenders.

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

Part II. - Other Information

   Item 5. Exhibits and Reports on Form 8-K:

      (a)  Exhibits - None

      (b)  Reports on Form 8-K:

     On May 17, 1996, the Company filed a Form 8-K dated May 16,
     1996 reporting that it had issued a press release on May 16, 1996 in which it announced the Company's financial results for the three months ended March 31, 1996.

     On July 17, 1996, the Company filed a Form 8-K dated June 21, 1996 reporting that it had issued a press release on June
     28, 1996 in which it announced that the Company acquired a 50% interest in TruckScan, L.L.C. ("TruckScan"), a newly-formed company organized by the Company and TeleScan Technologies, L.L.C. of Bloomfield Hills, Michigan ("Telescan") to market and sell an electronic truck and trailer inventory management and networking program.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHANCELLOR CORPORATION

Dated  August 13, 1996

                                        /s/ Stephen G. Morison
                                        ______________________________
                                        Stephen G. Morison
                                        Vice Chairman, President and
                                        Chief Executive Officer

                                        /s/ William J. Guthlein
                                        _______________________________
                                        William J. Guthlein
                                        Vice President and
                                        Chief Financial Officer
                                   -11-