Form 10-Q
period 1996-09-30
CHANCELLOR CORP
filed 1996-11-14
CIK 724051

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                      OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________ to ____________

    Commission file number 0-11663
                           -------

                            Chancellor Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                    04-2626079
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

     745 Atlantic Avenue, Boston, Massachusetts                   02111
     ------------------------------------------                  --------
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

                          Yes  _X_   No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                      Outstanding at October 17, 1996

  Common Stock, $.01 par value per share                         5,136,391

  Series AA Convertible Preferred Stock, $.01                    5,000,000
 par value per share

                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Share Amounts)

                                        September 30, 1996  December 31, 1995
                                        ------------------  -----------------
ASSETS                                      (Unaudited)         (Audited)
Cash and cash equivalents                    $     11           $    185
Cash - restricted and escrowed                  3,705              4,513
Receivables, net                                  452              1,889
Leased equipment held for underwriting          3,868              1,859
Net investment in direct finance leases           946              1,421
Equipment on operating lease (net of accum-
ulated depreciation of $8,554 and $17,020)        280              1,683
Residual values, net                            3,164              3,340
Furniture and equipment (net of accumu-
lated depreciation of $2,506 and $2,453)          229                179
Investment in TruckScan (net of accumulated
 amortization of $35 and $0)                      346                  0
Other assets, net                               1,053              1,019
                                             --------           --------

                                             $ 14,054           $ 16,088
                                             --------           --------
                                             --------           --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses        $  5,654           $  6,842
Indebtedness:
Nonrecourse                                     3,488              3,167
Recourse                                        3,396              4,314
Deferred income taxes                             400                400
                                             --------           --------

Total liabilities                              12,938             14,723
                                             --------           --------

Commitments and contingencies

Stockholders' equity:
Convertible Preferred stock - $.01 par value,
Authorized:10,000,000 shares;
Issued: 5,000,000 shares:                       1,021                  0
Common stock - $.01 par value,
Authorized 30,000,000 shares;
Issued 6,567,302 shares:                           65                 65
Additional paid-in capital                     23,638             23,638
Deficit                                       (23,072)           (21,802)

Less treasury stock - 1,430,911 shares at cost   (536)              (536)
                                             --------           --------
Total stockholders' equity                      1,116              1,365
                                             --------           --------

                                             $ 14,054           $ 16,088
                                             --------           --------
                                             --------           --------

           See notes to condensed consolidated financial statements.

                    CHANCELLOR CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In Thousands except Share Amounts)
                                   (Unaudited)


                                     Three Months Ended     Nine Months Ended
                                        September 30          September 30
                                    --------------------  --------------------
                                       1996       1995       1996       1995
                                      ------     ------     -------    -------
Revenues:
Rental income                         $  442     $1,010      $1,654     $3,667
Lease underwriting income                 73        187         396        513
Direct finance lease income               54         40         133        148
Interest income                           10         14          41         50
Gains from portfolio remarketing         336        626         985      1,289
Fees from remarketing activities         216        182         640        556
Other                                      -         39         142        167
                                      ------     ------     -------     -------
                                       1,131      2,098       3,991       6,390
                                      ------     ------     -------     -------
Costs and expenses:
Selling, general and administrative    1,417      1,200       4,005       3,948
Interest expense                         102        103         380         872
Depreciation and amortization            238        784         875       2,945
Lease rental                               -          -           -           -
                                      ------     ------     -------     -------
                                       1,757      2,087       5,260       7,765
                                      ------     ------     -------     -------

Income (loss) before income tax
expense and cumulative effect of
change in accounting principle          (626)        11      (1,269)     (1,375)

Income tax expense                         -          -           -           -

Net loss                              ($ 626)    $   11     ($1,269)    ($1,375)
                                      ------     ------     -------     -------
                                      ------     ------     -------     -------

Net income (loss) per share           ($ .11)    $    -     ($  .22)    ($  .23)
                                      ------     ------     -------     -------
                                      ------     ------     -------     -------

Weighted average number of common
shares                             5,851,847  5,759,234   5,851,847   6,070,655
                                   ---------  ---------   ---------   ---------
                                   ---------  ---------   ---------   ---------


         See notes to condensed consolidated financial statements.

                   CHANCELLOR CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                     (In Thousands Except Share Amounts)
                                 (Unaudited)

                                                                   ADDITIONAL
                                PREFERRED STOCK       COMMON STOCK   PAID-IN                  TREASURY STOCK
                                SHARES    AMOUNT     SHARES  AMOUNT  CAPITAL    DEFICIT      SHARES    AMOUNT

BALANCE, JANUARY 1, 1995              0   $    0   6,566,712   $65   $19,475   ($20,581)     184,635   ($380)

Capital Contribution by
related party                                                          4,146               3,870,015   ($484)
Stock purchase by Vestex                                                  24              (1,600,000)   $200
Stock grant                                                                               (1,023,739)   $128
Exercise of stock options                                590
Net loss                              -        -           -     -         -     (1,375)           -       -
                              ---------   ------   ---------   ---   -------   ---------   ---------   ------

BALANCE, SEPTEMBER 30, 1995           0   $    0   6,567,302   $65   $23,645   ($21,956)   1,430,911   ($536)
                              ---------   ------   ---------   ---   -------   ---------   ---------   ------
                              ---------   ------   ---------   ---   -------   ---------   ---------   ------

BALANCE, JANUARY 1, 1996              0   $    0   6,567,302   $65   $23,638   ($21,803)   1,430,911   ($536)

Net Loss                              -        -           -     -         -     (1,269)           -       -

Stock Purchase by Vestex      5,000,000    1,021           -     -         -          -            -       -
                              ---------   ------   ---------   ---   -------   ---------   ---------   ------

BALANCE, SEPTEMBER 30, 1996   5,000,000   $1,021   6,567,302   $65   $23,638   ($23,072)   1,430,911   ($536)
                              ---------   ------   ---------   ---   -------   ---------   ---------   ------
                              ---------   ------   ---------   ---   -------   ---------   ---------   ------

           See notes to condensed consolidated financial statements.

                    CHANCELLOR CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                            (Amounts in Thousands)

                                 (Unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                     ---------------------
                                                       1996         1995
                                                       ----         ----
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       ($0,000)     ($0,000)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             ($1,269)     ($1,375)
Adjustments to reconcile net loss to net cash
flows provided by operating activities:
Depreciation and amortization                            875        2,945
Residual value estimate realizations and
reductions, net of additions                             176          (83)
Compensation expense recognized on stock grants            -          128
Changes in assets and liabilities:
Receivables                                            1,437         (737)
Other assets                                             (34)          (1)
Accounts payable and accrued expenses                 (1,188)         (842)
                                                     -------      -------
Total adjustments                                      1,266        1,410
                                                     -------      -------
Net cash provided by (used in) operating activities       (3)          35
                                                     -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Leased equipment held for underwriting                (2,009)         513
Net investments in direct finance leases                 475          374
Equipment on operating lease                             615        2,050
Investment in TruckScan                                 (381)           -
Net change in cash restricted and escrowed               808          786
Additions to furniture and equipment, net               (103)          (4)
                                                     -------      -------
Net cash provided by (used in) investing activities     (595)       3,719
                                                     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to indebtedness - non-recourse                 433        2,064
Repayments of indebtedness - nonrecourse                (112)      (3,092)
Repayments of indebtedness - recourse                   (918)      (3,023)
Preferred stock issued, net                            1,021            -
Common stock issued, net                                   -          224
                                                     -------      -------
Net cash provided by (used in) financing activities      424       (3,827)
                                                     -------      -------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (174)         (73)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           185           79
                                                     -------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $    11      $     6
                                                     -------      -------
                                                     -------      -------


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to shareholders on Form 10-K for the year ended December 31, 1995 and subsequent quarterly filing on Form 10-Q. The results of operations for the periods presented are not necessarily indicative of the operating results expected for the full year. Certain amounts in prior quarters have been reclassified to conform with the presentation at September 30, 1996.

                    CHANCELLOR CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenues for the three months and nine months ended September 30, 1996 decreased to $1.1 million and $4.0 million from $2.1 million and $6.4 million for the comparable periods of 1995. The Company reported net losses of $626,000 and $1.3 million ($.11 and $.22 per share) for the three months and nine months ended September 30, 1995 as compared with net profit of $11,000 and a net loss of $1.4 million ($.- and ($.23) per share) for the same periods last year.

RENTAL INCOME

     Rental income, primarily from the Company's portfolio of leased equipment, was $442,000 and $1.7 million for the three months and nine months ended September 30, 1996 versus $1.0 million and $3.7 million for the comparable periods last year. The majority of the decrease is the result of the expiration of several leases and subsequent disposition of $15.6 million of equipment (based on its original cost) from the Company's portfolio during the nine months ended September 30, 1996. Most rental income is used to service non-recourse debt secured by lease transactions.

LEASE UNDERWRITING INCOME

     Lease underwriting resulted in income of $73,000 and $396,000 for the three months and nine months ended September 30, 1996 versus $187,000 and $513,000 for the same periods in 1995. This income was derived from sales of $14.7 million of equipment leases, at cost, to third party investors of leased equipment in the nine months ended September 30, 1996 as compared with $15.3 million in such sales during the same period last year.

     At September 30, 1996, the Company held in its inventory $3.9 million (original cost) of lease transactions for sale to third parties as compared to $1.9 million at December 31, 1995. The Company's strongest quarter for sales of inventory is the fourth quarter. Consequently the inventory balance at December 31, 1995 is usually the lowest of the year. The Company's ability to generate new profitable transactions is constrained by competitive pressures from other leasing companies and the difficulty the Company has in persuading investors to translate the Company's remarketing success into more aggressive residual pricing when soliciting bids for transactions.

     Under the terms of its intercreditor agreement, discussed below under "Liquidity and Capital Resources", the Company's available warehouse financing with its senior lender group was approximately $1.8 million as of September 30, 1996. The Company's warehouse facility with a bank provides an additional $10.0 million in warehouse financing capacity, subject to the lender's credit approval of the lessee. The bank lends the Company the discounted rental stream of certain lease transactions as well as a portion of the residual value of the equipment subject to those leases. The balance of the equipment cost is furnished by the senior lenders. The continued availability of the $1.8 million warehouse loan is discussed in the "Liquidity and Capital Resources" section.

     RESIDUALS. Lease underwriting income includes the present value of the Company's share of the estimated future residual values expected to be realized from lease transactions sold to investors. For the three months and nine months ended September 30, 1996, $75,000 and $172,000 of residual fee income was recognized, representing 43% of lease underwriting income year to date. For the same periods in 1995 $72,000 and $350,000 of residual fee income was recognized, representing 68% of total lease underwriting income.

     GAINS FROM PORTFOLIO REMARKETING. The Company recognized $336,000 and $1.0 million of gains from the sale of portfolio assets with an original cost of $2.9 million and $10.4 million, respectively, in the three months and nine months ended September 30, 1996 versus $626,000 and $1.3 million of gains from the sale of portfolio assets with an original cost of $5.7 million and $14.1 million in the same periods last year.

     Gains decreased 23% on decreased portfolio equipment sales of 26% in the first nine months of 1996 as compared with the same period in 1995. The reduced sales and gains in sales for the nine-month period are the result of a decreasing number of asset and leases in the Company's portfolio.

     FEES FROM REMARKETING ACTIVITIES. Fees from remarketing activities were $216,000 and $640,000 for the three months and nine months ended September 30, 1996 versus $183,000 and $556,000 in the same periods last year. During the third quarter of 1996 $32,000 was attributed to remarketing performed for third parties other than trust investors with which the Company entered into remarketing agreements at the time the related leased were sold to trust investors. During the same period in 1995, $143,000 in fees were attributable to remarketing performed for third parties other than trust investors with which the Company entered into remarketing agreements at the time the related leases were sold to trust investors.

     OTHER INCOME. Other income was $0 and $142,000 for the three and nine months ended September 30, 1996 versus $39,000 and $167,000 for the three months and nine months ended September 30, 1995. Other income for the third quarter includes an $18,000 loss recognized in the Company's investment in TruckScan LLC.

     EXPENSES. Selling, general and administrative expenses for the three months and nine months ended September 30, 1996 amounted to $1.4 million and $4.0 million versus $1.2 million and $4.0 million for the three months and nine months ended September 30, 1995. The increase in the third quarter is primarily related to additional travel and entertainment expenses and compensation expense.

     Interest expense for the three months and nine months ended September 30, 1996 was $102,000 and $380,000 versus $103,000 and $872,000 for the same periods in 1995. The year-to-date decrease from 1995 to 1996 resulted largely from a reduction of subordinated debt guaranteed by the Company's former majority shareholder. Other causes were due to reductions in the amount of non-recourse debt associated with leased equipment in the Company's portfolio, and lower interest rates on the Company's recourse debt.

     The provision for income taxes for the three months and nine months ended September 30, 1996 is nominal; during the same periods in 1995, the provision for income tax was also nominal.

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

     During the first nine months of the year the Company used $3,000 cash for operations which includes a reduction of receivables of $1.4 million, which increased cash from operations. Cash flow used in investing activities included $381,000 related to the purchase of a 50% interest in TruckScan LLC and $2.0 million from the build up of leases held for underwriting. The issue of preferred stock in April 1996 provided $1.0 million of cash from financing activities partially offset by payment of indebtedness.

     Under terms of the Company's agreement with its lender group, the Company must repay its warehouse loan of $1.8 million by December 31, 1996. The Company intends to negotiate an extension of the loan from its lenders. If unsuccessful, the Company would be unable to underwrite leases after December 31, 1996 unless and until a new lender or equity capital was available for this purpose.

     A significant portion of the Company's assets is pledged as collateral for the Company's non-recourse indebtedness. As of September 30, 1996, approximately $3.4 million (or 49%) of indebtedness represented a direct liability of the Company; the remainder, approximately $3.5 million (or 51%), was non-recourse. Amounts due under non-recourse notes are obligations of the Company which are secured only by the leased equipment and assignments of lease receivables, with no recourse to any other assets of the Company. The significant near-term maturities of this non-recourse debt are not expected to affect the Company's liquidity because the debt is expected to be fully amortized by the assignment of the collateral leases and payment by the related lessees of lease rentals directly to the non-recourse lenders.

     Restricted balances represent mainly the equipment cash collateral account under the intercreditor agreement and funds collected by the Company on behalf of trust investors consisting of rental income and sales proceeds related to leases in which they have an equity interest. A related liability to the trust investors exists on the balance sheet until the funds have been distributed to the appropriate investors. The same amount is included in "Accounts Payable and Accrued Expenses."

     The Company's management and Board of Directors are exploring alternative ways to raise new capital, which is considered essential in order for the Company to achieve and sustain future profitability. The Company is actively marketing a group of leases in its portfolio of operating leases and direct finance leases as well as the Company's residual interest in a lease owned by a third party. The Company may raise approximately $1 million if all transactions are concluded at values estimated by the Company. The Company estimates that approximately $600,000 of cash flow must be accelerated to sustain operations into 1997. The sale of assets involve leases which would have completed their original lease terms in the years 1997-2000. As a result of a sale, rental revenue would decrease approximately $150,000 per quarter. The revenue reduction is offset in substantial part by a reduction in depreciation expense and interest expense. Because of the nonrecourse debt financings, the impact of a sale of leases to future cash flows is limited to the proceeds the Company would have received on sale of the assets at the completion of the lease term if the sale had not taken place, less any residual interest the Company retains in the assets as part of the sale agreement.


FORWARD LOOKING STATEMENTS


     From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, in reports filed under the Securities Act of 1934, as amended, in press releases or in statements made with the approval of an authorized executive officer. The words or phrases "is expected," "will continue," "anticipates," "estimates," "intends to," "are exploring," "may raise," or similar expressions in any of these communications are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

Part II. - OTHER INFORMATION

   Item 5.  Exhibits and Reports on Form 8-K:

     (a)  Exhibits - None

     (b)  Reports on Form 8-K:

     On August 22, 1996, the Company filed a Form 8-K dated August 16, 1996 reporting that it had issued a press release that day in which it announced the Company's financial results for the three months and six months ended June 30, 1996.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CHANCELLOR CORPORATION
Dated November __, 1996


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