Form 10-K
period 1996-12-31
CHANCELLOR CORP
filed 1997-06-06
CIK 724051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

                         OR

  [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to _________________



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

          Title of each class                    Name of each exchange on
                                                      which registered
                None                                      None

   Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.01
                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of May 15, 1997, 5,136,391 shares of Common Stock, $.01 par value per share, and 8,000,000 shares of Series AA Convertible Preferred Stock $.01 par value per share (with a liquidation preference of $.50 per share or $4,000,000) were outstanding. Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997 was approximately $354,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders to be held
August 29, 1997, at 2:00 p.m. - Part III

This Annual Report on Form 10-K contains certain "Forward-Looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or the Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introduction and acceptance, technology changes and changes in industry conditions. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

                                     PART I

ITEM 1.   BUSINESS.

Chancellor Corporation ("Chancellor" or the "Company") was incorporated in Massachusetts in January 1977. It is principally engaged in (1) buying, selling, leasing and remarketing new and used equipment, (2) managing equipment on and off-lease, and (3) arranging equipment-related financing through its principal subsidiary, Chancellor Fleet Corporation ("Fleet"), which was incorporated in Massachusetts in January 1980.

HISTORICAL BUSINESS AND FISCAL YEAR 1996 SIGNIFICANT DEVELOPMENTS

The Company originates lease transactions directly with equipment users and in most cases sells those leases to investors. The Company also manages most of the leases it sells to investors and, when the original leases expire or terminate, remarkets the equipment for the benefit of the investors and the Company. The Company originates leases involving primarily transportation equipment, but also other equipment including material handling equipment and construction equipment. Investors who purchase equipment subject to a lease receive the tax and most of the economic benefits associated with the lease transaction. In certain cases, the Company has retained leases for its own account. The Company also arranges non-recourse financing for some of the leases which it sells and for most leases which it has retained for its own account. Typically, when the Company originates leases, the investors or buyers of those leases are not known. Therefore, the Company at the time of entering into the lease transaction is "underwriting" the lease. At the expiration or early termination of the original lease, the Company typically sells or releases the equipment on behalf of the investor.

As previously reported in regulatory filings, the Company incurred cumulative losses in excess of $50 million during the period 1989 through 1996. The Company recorded losses of $6,804,000, $1,221,000, and $3,343,000 during fiscal 1996,
1995, and 1994, respectively. These continued losses are due primarily to the lack of sufficient cash flow to add new leases to the Company's own lease portfolio. Additionally, fiscal 1996 results were adversely affected by a significant decline in revenues; costs incurred for financing equipment; and restructuring, transition and consulting costs of approximately $2,724,000.

In December 1996, a restructuring of the Company (the "Restructuring") occurred pursuant to which certain members of the Company's Board of Directors and senior management were replaced. In connection with the Restructuring, the Company's Board of Directors unanimously adopted resolutions accepting the resignations submitted by Messrs. Dayton, Killilea and Morison as directors; Mr. Morison's resignation as an officer; and approving the termination of a Voting Agreement dated April 11, 1996, other than section 1.5 of such Agreement which relates to indemnification of directors, among the Company, Brian M. Adley and the Company's majority shareholder, Vestex Capital Corporation ("VCC" or "Vestex").

As a result of the termination of the Voting Agreement described above, all directors of the Company are now subject to election by plurality vote of the holders of the Company's Common Stock and Series AA Preferred Stock, voting together as a single class. Vestex, whose stock ownership entitles it to cast a majority of the votes which may be cast by all stockholders, has sufficient voting power to elect the entire Board. As the sole remaining incumbent director, Mr. Adley, voted for the election of Messrs. Ernest Rolls, Michael Marchese and Rudolph Peselman as directors to serve until the next Annual Meeting of Stockholders. Additionally, Mr. Gerald Brauser was nominated as an advisor to the Board.

In December 1996, Vestex Capital Corporation provided to the Company a $500,000 loan due November 1997 with a per annum interest of 2% above the prime rate. This loan is subordinated to certain loans held by an intercreditor group (See Note G to the Notes to the Consolidated Financial Statements). In consideration for subordination of the loan to the intercreditor group, the intercreditor group assigned to VCC its warrants to purchase up to 10% of the Common Stock of the Company on a fully diluted basis for $.27 per share.

In February 1997, the Board of Directors approved the issuance of 3,000,000 shares of the Company's Series AA Convertible Preferred Stock at $.30 per share to Vestex in consideration of $900,000 of consulting fees due Vestex. In addition, during the first quarter of 1997, the Company received loans from VCC of approximately $250,000 which are due on demand.

In April 1997, the Company repaid loans due to the intercreditor group in advance of their terms. The balance due on the intercreditor group loans as of April 1997 was approximately $1,906,000. The intercreditor group accepted a payment of $976,000 in cash, plus closing fees of $22,000, and forgave the remaining balance of $930,000.

In conjunction with the sale of its majority position to Vestex in 1995, Bruncor (the previous majority stockholder of the Company) also repaid the Company's, borrowings, inclusive of interest, of approximately $4,000,000 from a lender which Bruncor had guaranteed. In addition, Bruncor released the Company from any obligations to repay the amount paid by Bruncor under the Guarantee. This resulted in the retention of net operating losses ("NOL's") by the Company which will have future benefit to the Company. In April 1996, the Company and Vestex entered into an additional amendment to the Recapitalization Agreement whereby the Company issued and sold to VCC 5,000,000 shares of its Series AA Convertible Preferred Stock for $1,350,000 in cash, less reimbursement of $329,500 of transaction costs which includes a reimbursement of $312,500 to VCC by the Company. Additionally, Vestex forgave proposed but undeclared dividends of $1,150,000.

In May 1996, prior management authorized the creation of a joint venture called Truckscan LLC ("Truckscan") pursuant to which the Company was required to provide a $100,000 non-refundable security deposit. In April 1997, the new senior management team evaluated all alternatives to divest itself of this 50% joint venture. On May 1, 1997 the Company sold its 50% investment in Truckscan to Telescan Technologies, LLC ("Telescan,") the other 50% owner, a party unrelated to the Company. In consideration for the sale, the Company received certain assets from Telescan with an estimated value of $35,000 and a one year promissory note in the amount of $50,000 secured by certain assets of Telescan and forgiveness of a promissory commitment to contribute capital of approximately $300,000 which was authorized by the former management and Board.

Prior to 1996, the Company utilized a combination of benchmark/matrices for establishing performance of the residual portfolio. During 1996, due to changes in market conditions, the Company evaluated residual values based upon independent assessments by an industry professionals, in addition to the already established criteria used in the benchmark/matrices methodology previously used.

The ability of the Company to operate profitably in the future will depend largely on the amount of new capital available to the Company and the cost of that capital. The Company continues to explore possible sources of new capital including, for example, obtaining new or additional recourse debt, obtaining new equity capital, securitizing lease transactions, obtaining equity capital from private investors, purchases of equipment leases originated by the Company and/or entering into strategic alliances/joint ventures with other leasing or financial services companies and the sale of ancillary business units and/or assets as considered appropriate. The Company intends to invest any new capital that it obtains in leases for its own portfolios (if practical) as well as to invest in certain remarketing and other business operations.

Description of Business

The majority of the Company's leases are noncancelable "net" leases which contain provisions under which the customer must make all lease payments regardless of any defects in the equipment and which require the customer to insure the equipment against casualty loss, and pay all related property, sales and other taxes. Some of the leases written by the Company provide for early termination options. Generally, these options may be exercised at specified times upon receipt by the Company of an amount at least equal to the discounted present value of remaining rent payments. The Company intends to collect all termination payments. Other leases allow the lessee at certain times to require the Company to attempt to sell or sublease the equipment for the lessee, with the Company sharing in any losses or gains should a decrease or increase in revenue streams occur as a result.

Leases are generally originated for private third party purchasers of equipment. The Company's lease origination marketing strategy is transaction driven. With each lease origination opportunity, the Company evaluates both the prospective lessee and the equipment to be leased. With respect to each potential lessee, the Company evaluates the lessee's credit worthiness. With respect to the equipment, the Company evaluates the remarketing potential.

The Company currently concentrates on leasing transportation equipment, such as tractors, trailers and trucks. The Company also leases construction equipment, aircraft, material handling equipment and other equipment.

The Company leases equipment to lessees in diverse industries throughout the United States. Although the Company's direct solicitation efforts involving leases of new equipment have shifted from Fortune 100 companies to include smaller business entities, to minimize credit risk, most of the Company's lessees of new equipment are still of substantial creditworthiness, with minimum net worth in excess of $25 million.

The Company finances equipment purchases with the proceeds of borrowings under a short-term, secured inventory ("warehouse") line of credit. Repayment of the warehouse line of credit typically occurs upon the sale of the equipment to private investors.

The Company's level of lease originations declined significantly in the years 1989 through 1996. Between 1989 and 1996 the Company sold substantially all new lease originations to private investors and retained very few lease originations for its own account. During 1996, the Company entered into approximately 42 new lease transactions involving equipment having an original equipment cost of approximately $21 million, versus 56 transactions involving equipment having an original cost of $27 million in 1995 and 19 transactions involving equipment having an original cost of $14 million in 1994. Additionally, the Company realized cash from origination activities of $224,000, $144,000, and $276,000 in 1996, 1995, and 1994, respectively.

During 1996, the three largest lessees accounted for 42% (ConAgra, Inc.), 11% (Western Auto Supply) and 10% (Chrysler Corporation) of the new lease transactions originated by the Company (see Notes to the Consolidated Financial Statements). During 1996, 1995 and 1994, revenue from leasing activities was approximately $867,000, $940,000 and $759,000, respectively.

Equipment Acquisition. No equipment was acquired by the Company during 1996 and 1994 as compared to equipment acquisitions (at cost) of $276,000 in 1995. This decision is the result of the former management teams decision not to allocate available capital resources to equipment purchases.

Equipment Disposition. In 1996, the Company disposed of $11.4 million of the Company's portfolio equipment (measured by its original cost) on operating leases and disposed of no equipment on direct finance leases, reducing the total equipment (net of depreciation, pay-down and write-downs) on operating leases and direct finance leases to $497,000 and $748,000, respectively. In 1996, the

Company voluntarily sold $1.1 million of equipment under one lease from the portfolio prior to lease expiration in order to generate sufficient liquidity to meet short-term cash needs. In 1995, the Company disposed of $22.9 million of equipment measured by its original cost which reduced the total equipment (net of depreciation, paydowns and write-downs) on operating leases and direct finance lease to $1.7 million and $1.4 million, respectively. In 1995 no leases were voluntarily sold by the Company prior to lease expiration. In 1994, the Company disposed of $17.4 million (at original cost)of portfolio equipment on operating leases and disposed of no equipment on direct finance leases, reducing the total equipment (net of depreciation, pay-downs and write-downs) on operating leases and direct finance leases to $7.5 million and $2.0 million, respectively. In 1994, $3.9 million (at original cost) of equipment under six leases was voluntarily sold by the Company prior to lease expiration.

Remarketing Activities

The remarketing of equipment plays a vital role in the operations of the Company because, in connection with the sale of lease transactions to investors, the Company typically is entitled to share in a portion of the residual value realized upon remarketing. Successful remarketing of the equipment is essential not only to the realization of the Company's interest in the residual value but also for the Company to recover its original investment in the equipment in its portfolios and to recognize a return on that investment.

The Company anticipates continuing to dedicate substantial resources toward the further development and improvement of its remarketing capabilities which is a significant profit center for the Company. The Company's strategy is to exploit its remarketing expertise by providing fee-based remarketing services to fleet equipment owners and lessees and also to create a dealer capability under which the Company would buy and re-sell fleet equipment. It has also implemented a plan to expand its brokerage activities through the Internet and the use of other technologies. Since 1993, the Company's senior lender group has permitted the Company to use some of its equipment financing capability for dealer financing purposes. The Company has developed relationships with two finance companies to provide financing for remarketing customers, which the Company intends to expand in 1997.

Since 1988, the Company has greatly expanded and altered its remarketing activities. In 1990, the Company's remarketing operation headquarters were consolidated in Massachusetts, with regional sales offices in New Jersey, Tennessee and Texas. In 1992, the Company relocated its Midwestern regional office from Tennessee to Illinois. In addition, due to its success in remarketing used fleet equipment from its retail sales center in New Jersey, the Company has developed indirect retail sales capabilities in California, Florida, Georgia, Illinois and Texas.

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

Remarketing efforts are pursued on a direct retail sale or lease basis. The Company's fleet equipment remarketing experience has shown that generally the greatest residual value is realized by initially re-leasing equipment, rather than immediately selling it. Therefore, the Company has concentrated its remarketing efforts on re-leasing, although re-leasing involves more risks than selling because lessees of used equipment are generally smaller, less creditworthy enterprises than the Company's initial lessees. The Company has also enjoyed success selling fleet equipment through its retail sales centers, which the Company plans to further develop in 1997.

Equity Syndications

The Company sells its lease transactions to private investors through the sale of interests in grantor trusts. In the grantor trust structure, the equipment is acquired directly by the trust and the related lease is transferred to that trust. The Company or one of its subsidiaries usually acts as trustee and in that capacity holds title to the equipment and performs certain specified functions. The Company typically sells equipment directly to an investor. The Company sold approximately $21 million, $27 million, and $14 million of equipment to private investors during 1996, 1995 and 1994, respectively. The Company receives fees upon these sales. In addition, the Company often shares with the investor in the residual value derived from the remarketing of equipment at lease expiration or early termination.

Competition

The principal methods by which the Company competes are its ability to underwrite the lease transactions which it originates; its knowledge of the equipment used by its lessees; the training and experience of its personnel; the relationships and reputation it has established with lessees, equipment suppliers and financial institutions; its ability to adapt to changing regulations and tax laws; and its experience in successfully remarketing the equipment at lease termination.

The equipment leasing business, on a global basis, is a highly competitive, fragmented marketplace with thousands of competitors. Chancellor's competitors include (1) large diversified financial services companies, (2) other leasing companies and (3) vendor financing programs. Many of these organizations have greater financial resources than the Company and, therefore, may be able to obtain funds or equipment on more favorable terms than those available to the Company. Additionally, the Company competes against other financing alternatives available to lessees for the purchase of equipment.


BUSINESS PLAN

The Company's strategy is to return to profitability, increase market share, and create growth opportunities by expanding its core business by servicing middle market clients, expanding into new transportation and equipment markets and seeking strategic financial partnerships and joint ventures domestically and internationally.

Strengthening of Core Business. Historically, the Company has focused its efforts on Fortune 100 companies. In the future, the Company will primarily refocus its transportation equipment and remarketing expertise by expanding the number of customers within its target market. The Company will be a transaction intermediary to the Fortune 100 and focus origination activities on middle market clients with a variety of transportation equipment requirements. The strategic decision to de-emphasize origination activities within the highly competitive Fortune 100 marketplace is expected to result in higher gross margins while utilizing the Company's twenty years of historical equipment residual performance.

Aggressive Entry into Select Markets. Through acquisitions and strategic financial partnerships the Company will compliment its core business by entering into general equipment leasing. The Company believes that these businesses will strengthen its origination base and provide valuable new market opportunities.

Independent outside advisers believe that tremendous opportunities also exist in the origination and remarketing of aircraft, barges and other equipment utilized for infrastructure projects. These "big ticket" leases play to Chancellor's strength and are natural avenues for expansion. A number of potential targets have been identified and preliminary discussions have occurred.

Targeted International Expansion. The Company perceives significant opportunities for its services in international markets. Additionally, the Company can benefit from higher margins in less competitive international markets.

Business Expansion

Since the change in management and Board control on December 3, 1996 the Company closely scrutinizes transactions to maximize profitability. As a result of the restructuring and concentration on profit centers, the Company is expected to establish a foundation for profitable business expansion.

As an outgrowth of the Company's core transportation leasing business, several acquisitions are being evaluated that provide for vertical and horizontal integration into businesses that utilize similar back office operations.

In March 1997, the Company originated its first equipment transaction in the Commonwealth of Independent States ("CIS"). The opportunity to deliver equipment leasing in an emerging market with minimal competition is an important first step in origination growth at Chancellor. Also, a transportation remarketing agreement with LukOil (the second largest petroleum producer in the world) to sell thousands of tractor/trailer combinations beginning in the third quarter of 1997 is currently being negotiated. Another transaction is being negotiated with Kamaz, the largest truck manufacturer in the CIS, in which Chancellor would originate/remarket transportation equipment internationally.

In 1997, the Company will launch its own division focusing on raising debt and equity for equipment transactions. This operating unit is expected to lower the cost of capital to fund investing activity and sell asset backed securities linked to the Company's origination efforts.

An aggressive mergers and acquisition plan seeking vertical and horizontal candidates will commence in the second quarter of 1997. This plan will involve members of senior management and outside professionals reporting to a Mergers and Acquisitions subcommittee of the Board of Directors. This group will evaluate a variety of domestic and international leasing companies and related opportunities, for potential involvement.

Communications and Information

The Company is also in the process of implementing a new Management Information System (MIS). This integrated system will provide back office operations with the detailed information necessary to track transactions and will facilitate management's ability to evaluate operations to ensure proactive decision-making.

This new MIS system will utilize client-server technology which will increase productivity, reduce costs, provide easy access to centralized data and improve communications. A broader scope of benefits includes company re-engineering and cultural change, sophisticated customer services, elimination of outside delivery and soft cost reductions.

Additionally, the Company's new team has re-designed and implemented a new home page (http://www.chancellorfleet.com) allows the Company to electronically disseminate its financial services information as well as remarketing expertise on the Internet.

Market Opportunities

Through implementation of a strategy allowing for penetration of non-Fortune 100 customers, the Company will broaden its target market to a less competitive and price sensitive arena. The Company will focus its energies domestically and internationally on the multi billion leasing marketplace. The ability of the Company to originate and remarket equipment in underdeveloped and inefficient markets translates into higher potential rates of return. Additionally, the willingness of the Company's strategic financial partners to augment the Company's deal underwriting capabilities provides financial strength to execute transactions.

Domestic Market

The diversification outside the highly competitive Fortune 100 tractor/trailer market as an origination portfolio player enables the Company to focus its leasing activities on selective transportation deals as well as non-transportation equipment such as computers, general office equipment, telecommunications, and other high technology equipment. The decision to originate assets in the growing equipment leasing marketplace will focus on assets with three to five year life cycles and capitalize on the Company's strong remarketing efforts. Adding additional lines of origination in less competitive markets will allow Chancellor to execute profitable transactions.

During 1997 the Company will expand its origination presence to pro-actively sell origination services. This physical presence is expected to allow the origination division to evaluate and work closely with thousands of middle market clients by providing quality financial services generally unavailable from other sources.

In the third quarter of 1997, the Company expects to establish an in-house Buy/Sell subsidiary to execute asset arbitrage transactions of used equipment. The Company's management information system based on historical pricing values, will allow an asset to be priced and marketed immediately to customers who have a relationship with the Company. This strategic tool allows Chancellor to identify the most likely candidates and pre-sell equipment, resulting in minimal capital risk and higher margins.

Additionally the Company plans to expand beyond traditional lease origination by establishing a venture leasing activity during the next 12 months which will secure equipment for high growth companies. This division will seek relationships with rapidly growing venture capital backed enterprises that may not qualify for bank or other conventional financing at this time. As these relationships grow, the Company envisions maintaining exclusive equipment leasing contracts for their future equipment requirements.

The move away from Fortune 100 customers carries a risk/reward profile which will be evaluated on a transaction by transaction basis by the Transaction Review Committee composed of senior management and independent directors. This accountability is expected to result in the protection of shareholder assets and a return to profitability.

The Company is actively engaged in negotiations with strategic domestic financial partners to leverage the Company's remarketing expertise.

International Markets

A key element of the corporate growth strategy is to make the Company an originator/remarketer of transportation and non-transportation equipment outside the United States. These additional international revenue streams, where margins are significantly higher than the domestic market, should help facilitate the Company's goals of returning to break-even and expectations of profitability. Exposure on these transactions will be mitigated through the use of credit enhancement and letter of credit instruments.

The Company has had preliminary discussions with companies needing equipment in regions such as the Commonwealth of Independent States (CIS), Eastern Europe, South America, Africa and the Pacific Rim.

In conjunction with Kent International, an international business developer having a primary focus of operating companies in the CIS, the Company completed its first CIS based transaction in 1997. Negotiations are currently underway to originate/remarket equipment and establish strategic partnerships with Sberbank, second largest Russian retail bank; LukOil, the largest petroleum producer in the CIS; and Kamaz, the largest Russian truck manufacturer. These three negotiations represent the beginning of the Company's presence in the emerging CIS market.

In Africa, the Company is negotiating numerous transactions with a financial institution to deliver a variety of infrastructure related equipment. This equipment will be funded through the Overseas Private Investment Corporation ("OPIC") as part of their efforts on the continent. A separate transaction may deliver transportation equipment to thousands of truck operators in South
Africa. The integration of a leasing and support service package provides the Company with a unique deliverable in this emerging market and other potential joint ventures with United States/South African investors may occur.

As a result of its strength in the management of assets, the Company has a unique opportunity to originate and/or remarket long lived assets in the international marketplace. As continued emphasis is placed on projects to rebuild and improve infrastructure, the need for capital equipment in these international markets is expected to grow.

Operating Facility

The Company's fully integrated sales and marketing departments are headquartered in Boston, Massachusetts. Two additional satellite operations are located in Boca Raton, Florida and New York City, New York. A direct sales staff and telemarketing program support a national network of sales representatives.

Seasonality

Because of tax and investment considerations, investors frequently defer their decisions to purchase lease transactions until after the first quarter of the calender year.

EMPLOYEES.

As of May 15, 1997, the Company employed 26 persons on a full time basis.

ITEM 2.   PROPERTIES.

The Company leases an office facility in Boston, Massachusetts. This facility houses the Company's administrative, financing and marketing operations. The Boston, Massachusetts lease is for a non-cancelable period of ten years, with three years remaining in the term, and with a base rent, as of December 31, 1996, of approximately $32,000 per month. The Boston, Massachusetts facility adequately provides for present and future needs, as currently planned. In addition, the Company leases regional marketing offices at an aggregate rental of approximately $7,200 per month.

In connection with the December 1993 amendment to the Company's corporate office lease, the Company executed a promissory note in favor of its landlord, Aetna Casualty and Surety Company ("Aetna"), in the principal amount of $796,000 due January 1999. The note, which does not bear interest, will be fully canceled if the Company fulfills its remaining lease obligations without default. If the Company defaults under the lease, the note will be accelerated and a $100,000 security deposit will be forfeited.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is involved in the following legal proceedings:

         On January 15, 1997, Chancellor filed a complaint in Superior Court, Suffolk County, Massachusetts, alleging that certain of its former officers and directors are liable to the corporation for losses incurred as a result of their negligence, breach of fiduciary duties, unjust enrichment, conversion, and unfair and deceptive trade practices. In addition, Chancellor's complaint seeks the imposition of a constructive trust for the corporation's benefit on various assets that Chancellor claims were wrongfully taken from the corporation by its former officers and directors, as well as recovery of damages arising from legal malpractice allegedly committed by the corporation's former general counsel, and defamatory statements made by one former officer and director to certain of the corporation's customers.

         Four of the defendants, Stephen G. Morison, David W. Parr, Gregory S. Harper and Thomas W. Killilea, have answered the complaint (denying its allegations), and have filed a counterclaim against Chancellor, and have commenced a third-party action against Brian M. Adley, Vestex Corporation and Vestex Capital Corporation. The counterclaim alleges that Chancellor is liable for breach of certain employment and severance agreements allegedly entered into with the defendants Morison and Harper, and for the abuse of process in connection with the corporation's initiation of this lawsuit. The third-party complaint seeks indemnification and contribution from Adley, Vestex Corporation and Vestex Capital Corporation in connection with the claims raised by Chancellor in the primary action. In addition, the third party complaint seeks recovery of damages from Adley, Vestex Corporation and Vestex Capital Corporation for alleged abuse of process, interference with the contractual relations and deceit. In their answer to the counterclaim the third-party complaint, Chancellor and the third-party defendant have denied the defendants' allegations.


The Company is also involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS:

The Company's Common Stock has traded on the Nasdaq OTC Electronic Bulletin Board under the symbol "CHLR" since August 21, 1996 and under the symbol "CHCR" between January 28, 1994 and August 21, 1996 on the basis of actual trading prices. The Company's Common Stock had traded from June 30, 1992 to January 28, 1994 on the Small-Cap Market of the Automated Quotation System of Nasdaq on the basis of actual trading prices.

The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated, according to published sources.

1997                                     High              Low
----                                     ----              ---
Second quarter (through May 15, 1997)    .15               .09
First quarter                            .10               .04

1996                                     High              Low
----                                     ----              ---
Fourth quarter                           .281              .06
Third quarter                            .313              .188
Second quarter                           .313              .188
First quarter                            .313              .188

1995                                     High              Low
----                                     ----              ---
Fourth quarter                           .3125             .0625
Third quarter                            .25               .03125
Second quarter                           .1875             .09375
First quarter                            .21875            .09

On May 15, 1997, there were approximately 700 beneficial owners of the Company's common stock.

No cash dividends were paid during the periods indicated. Under the terms of a previous intercreditor agreement the Company was prohibited from paying any cash dividends. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

ITEM 6.   SELECTED FINANCIAL DATA:

The table on the following page sets forth selected consolidated financial data for the periods indicated derived from the Company's consolidated financial statements. The data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's consolidated financial statements and notes thereto appearing elsewhere herein.


                                     CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                                        (in thousands, except per share data)


                                                     Year Ended December 31,
                                                     -----------------------
                                       1996        1995       1994        1993        1992
                                       ----        ----       ----        ----        ----

Revenues:
 Rental income                      $  1,933    $  4,391    $  7,630    $ 12,088    $ 16,882

 Lease underwriting  income              504         749         499         857       1,938

Total revenues                         5,513       8,491      10,587      14,910      21,838

Loss from continuing
operations before change
in accounting principle*              (6,804)     (1,221)     (3,343)     (6,596)     (1,878)

Net loss*                             (6,804)     (1,221)     (3,343)     (5,996)     (1,878)

Loss per share from
 continuing operations
 before change in
 accounting principle               ($  1.32)   ($   .22)   ($   .52)   ($  1.07)   ($   .33)
                                    ========    ========    ========    ========    ========

Net loss per share                  ($  1.32)   ($   .22)   ($   .52)   ($   .97)   ($   .33)
                                    ========    ========    ========    ========    ========

Weighted average common and
 common equivalent shares              5,136       5,634       6,373       6,174       5,709
                                    ========    ========    ========    ========    ========

* The losses include the following unusual costs (in thousands) which materially affect the comparability of the information above:

                                 1996      1995     1994     1993      1992
                                 ----      ----     ----     ----      ----

     Residual value
      estimate reductions        $2,384      -        -    $2,524         -

     Organizational res-
      tructuring costs           $  524      -        -         -      $154

                         CONSOLIDATED BALANCE SHEET DATA
                                 (in thousands)

                                        Year Ended December 31,
                                        -----------------------
                            1996       1995       1994       1993        1992
                            ----       ----       ----       ----        ----
Operating leases, net   $    497    $  1,683   $  7,495    $ 16,792   $ 28,649

Total assets              10,462      16,088     23,165      39,741     65,548

Indebtedness:
   Recourse                3,432       4,314     11,225      15,069     17,948

   Non-recourse            1,188       3,167      5,205      12,390     29,433

Stockholders' equity
 (deficit)                (4,418)      1,365     (1,421)      1,922      6,943




              CONSOLIDATED QUARTERLY STATEMENTS OF OPERATIONS DATA
                                 (in thousands)

                                  1996 Quarters
                                  -------------
                       First     Second     Third     Fourth
                       -----     ------     -----     ------
Revenues             $ 1,340    $ 1,521    $ 1,131    $ 1,521

Costs and expenses     1,743      1,761      1,757      7,295

Net profit (loss)       (403)      (240)      (626)    (5,535)

                                  1995 Quarters
                                  -------------
                       First     Second     Third     Fourth
                       -----     ------     -----     ------
Revenues             $ 2,334    $ 1,957    $ 2,098    $ 2,102

Costs and expenses     3,043      2,634      2,087      1,948

Net profit (loss)       (709)      (677)        11        154

For a discussion of the Company's dividend policy, see Item 5, "Market for the Company's Common Equity and Related Stockholder Matters."

For a discussion of indebtedness, see Note G of the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenues for the year ended December 31, 1996 decreased to $5.5 million as compared to $8.5 million and $10.6 million for the years ended December 31, 1995 and 1994, respectively. The Company reported a net loss of $6.8 million ($1.32 per share) for 1996 as compared with a net loss of $1.2 million ($0.22 per share) for the year ended December 31, 1995 and a net loss of $3.3 million ($.52 per share) for the year ended December 31, 1994.


Rental Income

Rental income, primarily from the Company's portfolio of leased equipment, was $1.9 million for the year ended December 31, 1996, versus $4.4 million and $7.6 million for the years ended December 31, 1995 and 1994, respectively. Most rental income is used to service non-recourse debt secured by leases. The

Company had no additions of equipment in 1996, added $276,000 of equipment (at cost) to its portfolio in 1995, and had no additions in 1994. During 1996, the Company disposed of $11.4 million of equipment from its portfolio in the aggregate as measured by its original cost, which coupled with the lack of additions to the portfolio contributed to the decline in rental revenues.

In 1996, the Company voluntarily sold $1.1 million of equipment under one lease from its portfolio prior to lease expiration (as measured by the original equipment cost). There were no voluntary sales of leases prior to lease expiration in 1995. In 1994, the Company voluntarily sold $3.9 million of equipment under six leases from its portfolio prior to lease expiration (all as measured by the original equipment cost). The voluntary portfolio sales were made in order to generate cash to meet the Company's operating and debt service requirements. The sale of assets from the portfolio reduces future rental income and the associated future profits which may be derived from continued ownership thereof. These portfolio reductions are expected to continue as the Company is presently unable to add significantly to its portfolio due to the lack of capital necessary to finance the required investment in leased equipment.

Lease Underwriting Income

Lease underwriting income was approximately $504,000 for the year ended December 31, 1996, $749,000 for the year ended December 31, 1995 and $499,000 for the year ended December 31, 1994. These revenues were derived from the sale to investors of $21 million of leased equipment in 1996, as compared to sales of $27 million in 1995 and $14 million in 1994. Net profit margins (cash net of interest carrying costs) derived from these sales were 1.1% for 1996, as compared to .5% for 1995 and 1.4% for 1994. When including residual fee income, overall profit margins were 2.43%, 2.67% and 3.68% in 1996, 1995 and 1994, respectively. The decrease in lease equipment volume in 1996 was due to a reduction in the origination sales efforts. Competitive factors in origination sales has continued to keep margins at historically low levels.

At December 31, 1996 the Company held in its inventory $1.2 million (original cost) of lease transactions for sale to third parties as compared to $1.9 million at December 31, 1995. Management believes that the Company is not limited in its capacity to originate and sell equipment lease transactions by lack of lessee transaction opportunities or institutional investors seeking transactions in which to invest.

Residuals. Lease underwriting income includes the present value of the Company's share of the estimated future residual values expected to be realized from lease transactions sold to investors. For the year ended December 31, 1996, the Company recognized as residual fee income $268,000 derived from the sale of $21 million of equipment to investors. By comparison, for the years ended December 31, 1995 and 1994, the Company recognized as residual fee income $605,000 derived from the sale of $27 million of equipment to investors, and $300,000 derived from the sale of $14 million of equipment. As of December 31, 1996, the Company's share of residual values which it expects to receive in the future from the disposition of equipment owned by investors was $.75 million as compared to $3.3 million at December 31, 1995.

The Company engages in a continuing review of its valuation of all equipment in its portfolios or under management. It monitors the relative performance of its disposal methods including both the release and sale of assets on a monthly basis comparing results to established residual accounting policies. Every asset is tracked to its ultimate disposition and all out-of-pocket costs are netted against gross revenues realized. Through fiscal 1995, the Company established its accounting residual values based on a number of criteria including: (1) long term (generally 10 years) variances from mean value in the used fleet equipment market; (2) specific asset characteristics including specifications, use and cost; (3) the Company's own asset disposition experience which includes over 10,000 units; and (4) external assessor of fleet assets including the "Blue Book" guide, auction results, and retail classified advertisements. In fiscal 1996, as a result of changes in market conditions as they relate to these fleet assets, the Company placed additional emphasis on reports by a qualified external assessor. Accordingly, the Company periodically monitors performance against these measures in order to determine if adjustments in residual values are necessary.

During the fourth quarter of 1996, the Company recognized a $2.4 million reduction in estimated future residual values of certain assets, primarily relating residuals. The residual adjustment was the result of changes in (i) current market conditions for used equipment, and particularly used transportation equipment, resulting from regulatory and technological changes, use patterns, maintenance costs and competitive margins associated with the revenue-generating capability of such assets and (ii) factors affecting the used transportation equipment market and the economy generally leading to dramatic variances in rates of inflation on new equipment. Substantially all of the residual write-down for the year 1996 was associated with equipment leased and sold to investors by the Company prior to 1996. The Company effected no reductions in its estimated future residuals during 1995 or 1994.

The Company continues to build a remarketing distribution system relying on used truck dealers to supplement the Company's own sales and telemarketing group. The remarketing operation is generally unaffected by the Company's financial difficulties.

Gains from Portfolio Remarketing. Gains from portfolio remarketing are realized when equipment initially subject to a lease in the Company's direct finance or operating lease portfolio is sold at a price above its book value. Gains from portfolio remarketing fluctuate principally because of the value of equipment which becomes available each year at lease expiration, changes in the used equipment market, particularly for fleet assets, and the Company's performance in remarketing the equipment.

In 1996, gains decreased 36% versus the prior year to $1.4 million on sales of equipment with an original cost of $11.4 million, a 120% performance increase based on original cost as compared to 1995 where gains were $2.2 million on sales of equipment with an original cost of $22.9 million. The 1995 performance represented a 254% increase compared with 1994 gains of $633,000 on sales of equipment with an original cost of $17.4 million.

Fees from Remarketing Activities. Fees from remarketing activities are realized when the Company releases or sells equipment owned by others, including equipment under leases previously sold by the Company to investors. Gross fees are netted by any residual values previously booked by the Company. Gains from remarketing activities fluctuate because of the value of equipment which becomes available each year from leases previously sold by the Company, the terms of new contracts to remarket equipment on behalf of others, changes in the used equipment market, and the Company's remarketing performance.

In 1996, fees from this source were $820,000, an increase of 23% as compared to 1995. The increase is due to slightly higher volume of activity and values for the equipment. In 1995, fees from this source were $668,000, a decrease of 42% as compared to 1994 when fees were $1,160,000. The decline is due to a lower volume of activity as well as lower values for the equipment.

TruckScan - Results from Operations. During 1996, the Company invested $350,000 in TruckScan, a 50/50 joint venture initiative. Chancellor executed a $300,000 non-interest bearing loan agreement pursuant to which $107,000 of working capital was advanced. Chancellor's total investment in this joint venture, including expenses incurred monitoring the investment and administrative support, was approximately $1.2 million. For the year ended December 31, 1996, Truckscan had gross revenues of approximately $26,000 with losses of approximately $420,000. On May 1, 1997, the Company divested itself of this 50% joint venture.

Expenses. Selling, general and administrative expenses for the year ended December 31, 1996 amounted to $8.6 million versus $5.2 million for the year ended December 31, 1995 and $5.3 million for the year ended December 31, 1994. The significant increase in 1996 expenses is attributable primarily to consulting and financing expenses of $2.2 million payable to Vestex. In addition, $524,000 was recorded pursuant to a restructuring plan as adopted by the Company's Board of Directors in December 1996. Restructuring charges recorded as of December 31, 1996 include costs to exit the current facility and other costs to implement the restructuring plan.

Interest expense for the year ended December 31, 1996 was $480,000 versus $1.0 million and $2.1 million, for the years ended December 31, 1995 and 1994, respectively. These decreases have resulted largely from the reduction in the size of the Company's portfolio and the corresponding substantial reduction in non-recourse debt, as well as the elimination of $3.5 million of subordinated recourse debt as part of the July 1995 recapitalization transaction described in "Liquidity and Capital Resources."

Depreciation and amortization expenses decreased to $1,042,000 for the year ended December 31, 1996 from $3.4 million and $6.4 million, for the years ended December 31, 1995 and 1994, respectively. The decrease is directly attributable to the decrease in the size of the Company's operating lease portfolio.

Income Taxes. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement requires recognition of deferred assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates. During 1996, income tax benefit of $239,000 was recognized which resulted from deferred tax benefit of $400,000 and current tax provisions of $161,000. There was no provision for income taxes for the year ended December 31, 1995. During 1994, a state tax provision of $9,000 was recognized.

Summary. The net after-tax losses incurred by the Company are the result of many of the items discussed in the preceding paragraphs. In order for the Company to regain and maintain profitability and to generate positive cash flow, costs must continue to be managed; the volume of leased equipment underwritten and sold must grow; margins obtained from those sales must remain relatively stable or increase; residual realization must be sustained relative to recorded values; warehouse financing must be sufficient to permit the Company to meet its current operating requirements; and the Company must generate brokerage and other service fees by capitalizing on its remarketing strengths. Steps continue to be taken to address each of these requirements, and management believes that, assuming the addition of new capital for investment in the Company's portfolio and for investment in certain remarketing and other business operations, the Company will be able to make progress in 1997 toward an eventual return to sustained profitability.

Liquidity and Capital Resources

The Company has four principal sources of financing:  (1) an intercreditor loan,
(2) a secured  inventory loan, (3) a non-recourse  inventory loan facility,  and
(4) a subordinated loan.

The intercreditor loan had a balance of approximately $1,000,000 as of December 31, 1996. Repayment of the loan is secured by virtually all assets of the Company not otherwise encumbered. The intercreditor loan was renewed on January 7, 1997 (subsequent to a $500,000 cash infusion by Vestex) and represents the final term-out of the intercreditor loan and provides for the full repayment of the debt as a term loan in fixed monthly principal payments through November 25, 1997. During each renewal period, the intercreditor lender group agreed to refrain from exercising certain rights under their original individual loan agreements in exchange for the Company's agreements to (a) make principal and interest payments as agreed, (b) secure the continued subordination by another lender, and (c)operate within other covenants typical for this type of financing, including a prohibition on payment of dividends and restrictions on capital spending. Interest rates under the current renewal agreement are all at a floating rate of prime plus 2%.

A secured inventory loan of $1.7 million as of December 31, 1996 is provided by the same intercreditor lender group. Although the inventory loan has historically been renewed on the same basis as the term loan described above, the current renewal requires that the inventory loan be fully repaid by November 25, 1997. This inventory loan is secured by either cash or equipment subject to leases. This facility allows the Company to purchase equipment subject to a lease before selling the transaction to an investor. The interest rate is prime plus 2%.

In April 1997, the Company's CEO executed and delivered (1) the Loan Reduction and Purchase and Assignment Agreement dated as of April 1997 among the Company, its corporate affiliates and/or subsidiaries, Fleet National Bank- Corporate Trust Division, as agent (the "Agent") for the Company's principal recourse lenders, and Vestex; (2) Release in favor of the principal recourse lenders to be given by Vestex and Brian Adley individually; (3) Release in favor of the principal recourse lenders to be given by the Company, its corporate affiliates and/or subsidiaries; and (4) $1,500,000 Secured Promissory Note given by the Company, its corporate affiliates and/or subsidiaries in favor of Vestex.

In April 1997, both the intercreditor loan and the secured inventory loan were repaid in advance of their respective terms. The aggregate amount of this debt on the repayment date was approximately $1,906,000 of which approximately $976,000 was paid in cash and the balance of $930,000 was forgiven. In addition, the Company paid approximately $22,000 in legal and bank fees to complete this transaction.

The Company also has a non-recourse loan facility which supplements the secured inventory loan described above. The non-recourse loan facility provides for the financing of the discounted lease stream and a portion of the residual value of the equipment subject to those leases. Loans under this facility are subject to the lender's approval of the lessees' credits and collateral lease documentation, bear interest at 2% over the prime rate, and are payable within 180 days of each borrowing, unless the lender extends the maturity date or exercises its right to convert the loan into a long-term non-recourse loan. This credit line provides a maximum financing capacity of $10 million. As of December 31, 1996, there was no outstanding balance under this facility.

In February 1997, the Board of Directors approved the issuance of 3,000,000 shares of the Company's preferred stock at $.30 per share to Vestex in consideration of $900,000 of consulting fees due Vestex. In addition during the first quarter of 1997, the Company received loans from VCC of approximately $250,000 which are due on demand.

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

The Company also has a subordinated  loan of $200,000 due to its former majority
stockholder   ("Bruncor")  and  a  $500,000  loan  from  its  current   majority
stockholder, Vestex.


On May 19, 1997 the Company issued a $1.5 million promissory note to the Vice Chairman of the Board which was also guaranteed by the Chairman of the Board. The promissory note bears interest at the prime rate plus 2 1/8% (10 3/8% at May 19, 1997). The Company is also in the process of negotiating an additional $2.5 million loan with a bank which will be guaranteed by the Chairman of the Board and Vestex, and an additional $2.5 million warehouse credit facility with a financing institution owned by the Vice Chairman of the Board. Although there can be no assurance that such financing will occur, management is confident that these additional financing transactions can be closed by June 1997.

The Company's operating lease portfolio is principally responsible for enabling the Company to sustain its operations from 1990 to the present in that it has provided a source of collateral security and, through lease sales and residual disposition, liquidity to meet the demands of its lenders while also contributing towards the Company's working capital requirements. The Company believes that its financial crisis from 1990 through 1996 resulted from the withdrawal of financial support by the Company's former majority shareholder, Bruncor, and the inability to properly allocate capital resources and adjust and contain general and administrative costs to levels commensurate with the decline in revenues.

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

Prior to 1996, the net result of these improvements in its remarketing activities has been an improvement in the residual values that the Company actually realizes for the benefit of itself and its investors from its fleet equipment dispositions. During 1996, the Company realized reduced cash flows due to declining volumes of equipment reaching lease expiration in 1996. The historical volume and cash flow from this activity follows:

                  Cash Flow to the Company from Remarketing
                       (in millions except unit numbers)

                                             Company's
Year    Units Remarketed  Original Cost      Portfolio  Trusts*  Total
----    ----------------  -------------      ---------  -------  -----
1996         1,540            $71.4            $1.4      $1.3    $2.7
1995         2,265            $87.7            $5.7      $1.1    $6.8
1994         3,063            $89.4            $3.0      $2.3    $5.3
1993         1,817            $60.5            $2.0      $1.8    $3.8
1992         1,997            $44.5            $2.6      $ .5    $3.1
1991         1,332            $44.7            $3.6      $ .5    $4.1
1990           974            $43.0             n.a.      n.a.    n.a.

-----------------------------
*The Company shares in the benefits of remarketing activities with the investors in these trusts as described under "Lease Underwriting Income", "Residuals" and "Fees from Remarketing Activities" above. The amounts reflected in the Trusts column represent net fees and residual sharing paid to the Company by the trusts.

Due to declining volumes of equipment reaching lease expiration in 1997, the Company estimates, based on various assumptions including its ability to sustain recent levels of performance, that cash flow from remarketing assets will be approximately $900,000 less in 1997 than the $2,700,000 realized in 1996. The Company anticipates continuing to dedicate substantial resources toward the further development and improvement of its remarketing capabilities and believes that remarketing will increasingly become a profit center for the Company. The Company's strategy is to further exploit its remarketing expertise by continuing to develop its ability to sell remarketing services to other lessors, fleet owners, and lessees and also to create a dealer capability under which the Company would buy and re-sell fleet equipment. The Company is also implementing a plan to expand its brokerage activities through the Internet and the use of other information technologies. In addition to dedicating existing personnel and resources to this activity, the Company recently hired an experienced used fleet equipment buyer to oversee this dealer function, including identifying attractive used equipment purchase and sale opportunities.

While external funds such as short-term warehouse financing and non-recourse debt to finance the discounted present value of the lease payments have been consistently available to finance equipment, other sources of funds (notably investment capital to fund the equity portion of its leases) were inadequate to meet the Company's needs from 1988 through early 1990. In April 1990, the Company and most of its unsecured recourse lenders signed a four-month intercreditor agreement which restructured approximately $25.9 million of outstanding loans. This intercreditor agreement called for granting of security interests in the Company's unencumbered assets, collateralization of the outstanding balances of the restructured credit facilities, and the forbearance of the loan balances. Since April 1990, the intercreditor agreement has been amended and extended 26 times, most recently for an eleven-month period expiring November 25, 1997, which will fully amortize the intercreditor loan. The extension agreements have included negotiated monthly debt service terms and working capital allotments available to the Company according to the projected revenues and cash requirements of the Company during the periods covered by these agreements. The Company reduced the principal balance of the forborne indebtedness by $1.3 million during 1996 to $995,000 as of December 31, 1996. On April 1997, the intercreditor loan and secured inventory loan were repaid in advance of their terms through the payment of $976,000 in cash and forgiveness of the remaining debt in the amount of $930,000.

On April 12, 1996, the Company closed a restructured preferred stock transaction with Vestex whereby it issued 5,000,000 shares of a newly authorized Series AA Convertible Preferred Stock to Vestex Capital Corporation in exchange for the infusion of $1.35 million of new capital into the Company, less reimbursement of approximately $312,500 of due diligence and other transactional costs pursuant to Amendment No. 4 to the Recapitalization and Stock Purchase Agreement entered into by the Company and Vestex. Additionally, Vestex forgave proposed but undeclared dividends of $1,150,000.

The Company's Board and management continue to believe that the Company requires new equity capital in order to resume a strategy of portfolio investment which it had successfully pursued during the 1980's as well as to invest in certain remarketing and other business operations. The Company is actively pursuing negotiations with various financing sources, including an investment banker, for purposes of raising the needed equity capital.

A significant portion of the Company's assets is pledged as collateral for the Company's non-recourse indebtedness. As of December 31, 1996, approximately $3.4 million (or 74.3%) of indebtedness represented a direct liability of the Company; the remainder, approximately $1.2 million (or 25.7%), was non-recourse. Amounts due under non-recourse notes are obligations of the Company which are secured only by the leased equipment and assignments of lease receivables, with no recourse to any other assets of the Company. The significant near-term maturities of this non-recourse debt (see Note G to the Footnotes to the Financial Statements) are not expected to affect the Company's liquidity because the debt is expected to be fully amortized by the assignment of the collateral leases and payment by the related lessees of lease rentals directly to the non-recourse lenders. The availability of the leased equipment for remarketing following termination of the leases and retirement of the non-recourse debt is expected to produce residual income which would improve the Company's liquidity.

Cash and cash equivalents amounted to $21,000 at December 31, 1996 as compared to $185,000 at December 31, 1995. Cash restricted and escrowed amounted to $3.6 million at December 31, 1996 and $4.5 million at December 31, 1995. Withdrawals of restricted cash balances are confined to debt service and working capital allotments, whereas the use of escrowed balances is confined to debt service payments.

Restricted balances represent funds collected by the Company on behalf of trust investors consisting of rental income and sales proceeds related to leases in which they have an equity interest. A related liability exists on the balance sheet until the funds have been distributed to the appropriate investors. The related liability of approximately $2.6 million is included in "Accounts Payable and Accrued Expenses" as of December 31, 1996. A sum of approximately $900,000 is confined to debt service, working capital allotments and equipment purchases.

In December 1993, in connection with the consolidation of its office space and renegotiation and amendment of its corporate office lease, the Company paid a $100,000 security deposit and executed a promissory note in favor of its landlord in the principal amount of approximately $800,000 due January 1999. The note, which does not bear interest, will be fully canceled if the Company fulfills its remaining lease obligations without default. If the Company defaults under the lease, the note will be accelerated and the security deposit will be forfeited. In connection with the Restructuring, which includes the Company's plans to relocate to a more economical facility, these costs have been charged as restructuring costs. While no assurances can be given, management believes that the Company will continue to perform its obligations, including the timely payment of rent, under its amended lease throughout the remaining term, provided that the Company will return to profitable operations in the future.

Recent Accounting Pronouncements

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adopting SFAS No. 121 had no significant impact on the 1996 consolidated financial statements.

In June 1996, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), was issued. SFAS 125 establishes accounting and reporting standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No 125," (SFAS 127) was issued. This statement changes the effective date of certain provisions of SFAS 125 to transfers occurring after December 31, 1997. The Company is currently evaluating the impact of SFAS 125 and 127 on the consolidated financial statements.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share". SFAS 128 specifies required disclosures relating to earnings per share data. SFAS No. 128 is effective for fiscal years ending after December 15, 1997 and earlier application is not permitted. The implementation of this standard is not expected to materially affect the Company's consolidated financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The financial statements and financial statement schedules are incorporated in this report on Pages F-1 through F-22.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURES:

On December 26, 1996, the Company received a letter from Deloitte & Touche LLP (Deloitte & Touche) indicating that the client-auditor relationship between Chancellor Corporation and Deloitte & Touche had ceased. The appointment of Reznick Fedder & Silverman was effective on February 18, 1997.

The reports of Deloitte & Touche on the Company's Consolidated Financial Statements for the past two years expressed an unqualified opinion and included an explanatory paragraph relating to the Company's ability to continue as a going concern.

In connection with the audits of the Company's consolidated financial statements for each of the two years ended December 31, 1995, and in the subsequent interim period, there were no disagreements with Deloitte & Touche on any matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures which, if not resolved to the satisfaction of Deloitte & Touche, would have caused Deloitte and Touche to make reference to the matter in its report.

During the Company's two most recent completed years and the subsequent interim period preceding the engagement of Reznick Fedder & Silverman through the present date, there were no reportable events (as defined in item 304 of Regulation S-K) with Deloitte & Touche and during such periods the Company did not consult with Reznick Fedder & Silverman regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

Executive Officers and Directors

The executive officers and directors of the Company are as follows:

      Name           Age   Position(s) Held

John J. Powell       55    President, Chief Executive Officer and Treasurer
Brian M. Adley       34    Director; Chairman of the Board
Ernest Rolls         72    Director; Vice Chairman of the Board
Rudolph Peselman     52    Director
Michael Marchese     49    Director

The directors are elected at each annual meeting of the stockholders to serve for a term of one year and until their successors are elected and have qualified.

There are no family relationships between any director, executive officer or person nominated or chosen to become a director or executive officer.

Business Experience of Executive Officers and Directors

Mr. Powell joined the Company in December 1996 as President and Chief Executive Officer. Prior to joining the Company, Mr. Powell was the President and Founder of EBEC Financial Corporation, a privately held equipment leasing firm specializing in medium to large lease financial transactions. From 1971-1980 Mr. Powell was with ITEL Corporation (NYSE) where he became the president of the Computer Finance Division. This division of ITEL originated over $300 million of lease finances annually and Mr. Powell managed a sales and support staff of 150 people responsible for origination, municipal finance and portfolio management and remarketing. Mr Powell began his business career in 1967 with the IBM Corporation serving in various marketing positions for the Data Processing Division.

Mr. Adley has been Chairman and Chief Executive Officer of Vestex Corporation, a private financial services firm, since its inception in 1994. Mr. Adley previously served as Treasurer, Chief Financial Officer and a director of Sanborn, Inc., a publicly held company involved in the manufacturing of environmental separation systems recycling oils and coolants, from 1990 through 1993, having previously been acting Chief Financial Officer of that company since 1989. Sanborn filed for protection from creditors under U.S. bankruptcy laws in January 1994. From 1985 to 1989, Mr. Adley was a Senior Consultant at Price Waterhouse. Mr. Adley was elected a director of the Company on July 25, 1995 and elected Chairman of the Board of Directors on December 3, 1996. Mr. Adley has several undergraduate degrees in accountancy and management, and a Masters of Business Administration and a Juris Doctorate.

Mr. Rolls was elected a director in December 1996. Since 1973 he has been President and Director of Asset Funding Group, Inc., a company that invests and directs joint ventures with national corporations. From 1960 to 1973, Mr. Rolls was President of Diamond Lighting and was Founder and Chairman of the Board of Wright Airlines from 1966 to 1968.

Mr. Peselman was elected a director in December 1996. He has been President and Director of Kent International, an international business development and consulting company since 1989. Mr. Peselman was Vice President of Eric Management, a real estate development and management company, from 1976 to 1989 and had served as a director of Engineering Firm, a firm which managed technical reconstruction of a furniture manufacturing facility in the Ukraine, from 1970 to 1988.

Mr. Marchese was elected a director in December 1996. He has extensive domestic and international leasing and bank experience. From 1996 to the present he has been President and Founder of Long River Capital; from 1993 to 1996 he was a Consultant for Marchese & Company; from 1979 to 1993 he was with SNET Credit, Inc. in a variety of analyst and management positions; and prior to 1979 he served in a variety of staff and management positions with various trust, leasing and bank companies. Mr. Marchese has an undergraduate degree from Providence College.

Certain Exchange Act Reporting Matters

Vestex Corporation filed a Form 4 on August 19, 1996 disclosing the transfer of 1,600,000 shares of the Company's common stock. Vestex Capital Corporation filed a Form 3 on August 19, 1996 disclosing the acquisition of 1,600,000 shares of the Company's common stock and 5,000,000 shares of the Company's Series AA Convertible Preferred Stock. Brian M. Adley filed a Form 4 on August 19, 1996 disclosing that he is the controlling stockholder of Vestex Capital Corporation, the direct beneficial owner of 1,600,000 shares of the Company's common stock and 5,000,000 shares of the Company's Series AA Convertible Preferred Stock. John J. Powell filed a Form 3 that he had become an executive officer of the Company on November 22, 1996. Rudolph Peselman and Michael Marchese each filed a Form 3 on May 22, 1997 disclosing that they are directors of the Company.

ITEM 11.          EXECUTIVE COMPENSATION:

The annual and long-term remuneration paid to or accrued for the Chief Executive Officer and each of the other five most highly compensated executive officers of the Company for services rendered during the year ended December 31, 1996, and the annual and long-term remuneration paid to or accrued for the benefit of the same individuals, for services as executive officers of the Company during the years ended December 31, 1995 and 1994, was as follows:

                                                    SUMMARY COMPENSATION TABLE

                                                                       Long Term
                                                                     Compensation
                                                                         Awards
                                                                       Securities
                                           Annual Compensation         Underlying       All Other
Name and Principal                             Salary     Bonus(1)      Options        Compensation
   Position                           Year       $            $           (#)              ($)
------------------                    ----    --------    --------    ------------    --------------
John J. Powell(2)(10)                 1996      15,000            -              -      500   (3)
 Chief Executive Officer              1995           -            -              -      -
                                      1994           -            -              -      -

Stephen G. Morison(4)(10)1996                  423,275            -              -      1,100 (5)
 Chief Executive Officer              1995     225,000       32,250        435,500      1,036 (-) (5)
                                      1994     225,000       14,900              -      1,419 (3) (5)

Michael DeSantis, Jr.(6)              1996     174,772       30,744              -      1,165 (3) (5)
 Senior Vice President(10)            1995     130,000       43,389        175,000      1,108 (3) (5)
                                      1994     130,000       44,209              -      1,042 (3) (5)

William J. Guthlein(7)(10)            1996     134,152            -              -      1,155 (3) (5)
 Vice President                       1995     125,660        9,300        110,000      1,076 (3) (5)
                                      1994     125,660        7,540              -      996   (3) (5)

David W. Parr(8)(10)                  1996      99,300        -                  -      1,108 (3) (5)
 Vice President                       1995     111,300        9,350        110,000      1,262 (3) (5)
                                      1994     111,300        6,678              -      1,198 (3) (5)

Gregory S. Harper(6)                  1996     132,287       14,173              -      1,133(3)(5)
 Vice President(10)                   1995      90,000       24,490        110,000      1,053(3)(5)
                                      1994      90,000       10,385              -        965(3)(5)

Kevin Kristick(9)                     1996     173,889       32,111              -        500(3)
 Vice President(10)                   1995      86,154       93,758         15,000        500(3)
                                      1994      36,615       29,605              *        500(3)

------------------------

* see 1996 proxy for previous information








(1) Includes commissions paid under the Company's incentive program for sales personnel.

(2)  Employment commenced November 22, 1996.

(3) Includes $500 paid by the Company during the fiscal year with respect to the Company's 401-K plan.

(4)  Employee resigned effective December 3, 1996.

(5) Except as otherwise indicated for those individuals covered by note (3), this amount is the dollar value of insurance premiums paid by the Company during the fiscal year with respect to term life insurance for the benefit of the named executive officer. This amount excludes amounts paid by the Company with respect to group life policies.

(6)  Employment contract expired January 24, 1997 and not renewed.

(7)  Employment terminated January 10, 1997.

(8)  Employee resigned September 13, 1996.

(9)  Employment contract expired December 31, 1996 and not renewed.

(10) Represents  the  amount  paid  as  Salary  in  1996  as  reflected  on  the
     individual's   1996  W-2  statement   filed  with  the  Department  of  the
     Treasury-IRS

                        OPTION GRANTS IN LAST FISCAL YEAR

Table not included because no options were granted during 1996.


    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                      Number             Value of
                                   Of Securities       Unexercised
                 Shares             Underlying Unex-     In-the-Money
                Acquired            Exercised Options      Options
               On       Value       At FY-End(1)       At FY-End ($)
             Exercise  Realized   Exer-    Unexer-    Exer-    Unexer-
Name            (#)      ($)     cisable   cisable   cisable   cisable
----         --------  --------  -------   -------   -------   -------

John J.
 Powell          0        0         -         -         -          -

Stephen G.
 Morison         0        0      435,500      -         -          -

Michael
 DeSantis, Jr.   0        0      175,000      -         -          -

William J.
 Guthlein        0        0       55,319    54,681      -          -

David W.
 Parr            0        0          -         -        -          -

Gregory S.
 Harper          0        0      110,000       -        -          -

Kevin
 Kristick        0        0        7,543       -        -          -

---------------

(1) Adjusted to reflect the inclusion of a dividend declared on December 17, 1994 on the Company's outstanding Common Stock payable on shares held of record on January 6, 1995 in the form of shares of such Common Stock at the rate of
0.475 new shares for each outstanding share.

Directors' fees in the aggregate amount of $18,750 were paid to or accrued for the directors with respect to services rendered during the year ended December 31, 1996, excluding $4,250 of directors' fees accrued with respect to prior fiscal periods that were paid during the year ended December 31, 1996. Directors no longer receive any cash fees with respect to services rendered. The only compensation that directors of the Company currently receive is the grant of stock options pursuant to the Company's 1994 Director's Stock Option Plan. Under that plan, as amended, non-employee directors elected prior to December 31, 2004 may be granted options at the discretion of the Option Compensation Committee subject to the availability of an adequate number of shares of Common Stock reserved for issuance under the Plan. There are currently 235,500 options available for issuance.

In January 1995, the shareholders, at a special meeting, approved the adoption of an 18 month severance policy for key employees. The Company's prior management and the previous board further extended this policy to January 1, 1997.

Effective January 1, 1997, the Company's severance benefit policy covering the Company's executive officers and other employees was terminated. Employment agreements between the Company and Messrs. Morison, DeSantis and Harper which were entered into in connection with the July 1995 Vestex transaction expired on January 24, 1997 and none of the agreements were renewed.

The information required by Item 402(i), (j), (k) and (l) of Regulation S-K regarding executive compensation will be set forth in the Proxy Statement for the Annual Meeting of Stockholders is expected to be held on August 29, 1997 at 2:00 p.m., and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The number of shares of Common Stock beneficially owned by the persons or entities known by management to be the beneficial owners of more than 5% of the outstanding shares, the number of shares beneficially owned by each director, each nominee for election or re-election as a director and each executive officer, and the number of shares beneficially owned by all directors and officers as a group, as of May 15, 1997, as "beneficial ownership" has been defined under rules promulgated by the Securities and Exchange Commission, and the actual sole or shared voting power of such persons, as of May 15, 1997, are set forth in the following table:




   Name and           Common Stock      Percentage
   Address of         Beneficially      of Shares          Voting Power(1)
Beneficial Owner         Owned          Outstanding     Shares     Percentage
----------------      ---------------   -----------     ------     ----------
Vestex Capital        9,600,000(3)        73.1      9,600,000(3)     73.1
 Corporation(2)(10)

Brian M. Adley(2)     9,775,000(3)(4)(5)  73.4      9,600,000(3)(4)  73.1

John J. Powell(6)             0             *               0          *

Rudolph Peselman(7)     100,000(5)          *               0          *

Michael Marchese(8)     100,000(5)          *               0          *

Ernest Rolls(9)(10)     100,000(5)          *               0          *

Directors and
 Executive
 Officers as a
 Group (5 persons) 10,075,000(3)(4)(5)  74.0     9,600,000(3)(4)  73.1
---------------

*Less than one percent (1.0%)

(1) Number of votes which each person is entitled to cast expressed as a number and as a percentage of all votes which all stockholders are entitled to cast at the Meeting; assumes no exercise of stock options.

(2)  This stockholder's address is 12 Waltham Street, Lexington, MA 02173.

(3) Assumes conversion of 8,000,000 shares of Outstanding Series AA Preferred into a like number of shares of Common Stock.

(4) Includes all shares owned by Vestex Capital Corporation reported above. Mr. Adley has sole or shared voting power as to all such shares.

(5)  Includes 175,000, 100,000, 100,000, and 100,000 shares which Mr. Adley, Mr.
     Peselman, Mr. Marchese and Mr. Rolls, respectively, are entitled to acquire through the exercise of outstanding stock options prior to December 1997.

(6)  This person maintains a business address c/o the Company.

(7) This person maintains a business address c/o Kent International, II Newton Place, Suite 150, Brookline, MA 02158.

(8)  This person maintains an address at 5 Hill Circle, Trumbull, CT 06611.

(9)  This person  maintains  an address at 5760 NW 22nd Avenue,  Boca Raton,  FL
     33496.

(10) Approximately 3,500,000 shares are subject to an agreement pursuant to which the shares may be transferred to a company controlled by Ernest L. Rolls, Vice Chairman of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         The information required by Item 404 of Regulation S-K will be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on August 29, 1997 at 2:00 p.m., and is incorporated herein by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a)     The following documents are filed as a part of this report on Form 10-K:

         (1)                  Financial Statements:                   Page No.

                  Independent Auditors' Report                           F-1

                  Independent Auditors' Report                           F-2

                  Consolidated Balance Sheets as of
                  December 31, 1996 and 1995                             F-3

                  Consolidated Statements of Operations for the
                  years ended December 31, 1996, 1995 and 1994           F-4

                  Consolidated Statements of Stockholders' Equity
                  (Deficit) for the years ended December 31, 1996,
                  1995 and 1994                                          F-5

                  Consolidated Statements of Cash Flows for the
                  years ended December 31, 1996, 1995 and 1994           F-6

                  Notes to Consolidated Financial Statements             F-7


         (2)      Financial Statement Schedules:

                  None

                  All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements.

         (3)      Exhibits:

3(a) Restated Articles of Organization of the Company (incorporated by reference from Exhibit 3A to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 22, 1983 (Registration Statement)), as amended by Articles of Amendment filed with the Massachusetts Secretary of State on May 18, 1990 (incorporated by references from Exhibit 3(a) to the Company's Annual
         Report, Form 10-K, for the year ended December 31, 1991) and by Articles of Amendment filed with the Massachusetts Secretary of State on January 26, 1995 (incorporated by reference from Exhibit 3(a) to the Company's Annual Report, Form 10-K, for the year ended December 31,
         1994).

3(b) By-laws of the Company, as amended to date (incorporated by reference from Exhibit 3(b) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994).

10(a) Lease dated June 8, 1988 between Arthur DiMartino, Trustee of 745 Atlantic Realty Trust and the Company (incorporated by reference from Exhibit 10M to the Company's Annual Report, Form 10-K, for the fiscal year ended March 31, 1988), as was provisionally amended by a proposal letter dated June 11, 1990, from Richard A. Galvin to Stephen G. Morison (incorporated by reference from Exhibit 10(g) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1990); First Amendment to Lease, dated as of June 5, 1992, between the Company and The Aetna Casualty and Surety Company (incorporated by reference from
         Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 6, 1992 and dated June 23, 1992); and Second Amendment to Lease, dated as of December 8, 1993, between the Company and The Aetna Casualty and Surety Company (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on January 24, 1994 and dated December 8, 1993).

10(b) Loan Agreement dated as of April 6, 1990 between Shawmut Bank, N.A. - Corporate Trust Division, as agent ("Agent"), and the Company, Chancellor Fleet Corporation, Chancellor Acquisition Corporation, Chancellor Asset Management Corporation, Chancellor Financial lease, Inc., Chancellor Credit, Ltd., Valmont Financial Corporation and Valmont Credit Corp. ("Borrowers") (incorporated by reference from
         Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1989), as amended by Amendment No. 1 to Loan Agreement dated as of May 16, 1990 between Agent and Borrowers, Amendment No. 2 to Loan Agreement dated as of June 12, 1990 between Agent and Borrowers, Amendment No. 3 to Loan Agreement dated as of July 9, 1990 between Agent and Borrowers (incorporated by reference from
         Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1990), Amendment and Extension Agreement dated as of July 30, 1990 between Agent and Borrowers (incorporated by reference from Exhibit 28A to the Company's Quarterly Report, Form 10-Q, for the quarter ended June 30, 1990) Amendment No. 5 to Loan Agreement dated as of October 15, 1990 between Agent and Borrowers (incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1990), Second Amendment and Extension Agreement dated as October 31, 1990 between Agent and Borrowers (incorporated by reference from Exhibit 3 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 1, 1990 and dated October 25, 1990), Third Amendment and Extension Agreement dated as of January 31, 1991 between Agent and Borrowers by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 8, 1991 and dated January 31, 1991), Fourth Amendment and Extension Agreement dated as of April 30, 1991 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 2, 1991 and dated May 1, 1991), Fifth Amendment and Extension Agreement dated as of July 31, 1991 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 12, 1991 and dated July 19, 1991), Sixth Amendment and Extension Agreement dated as of September 18, 1991 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 25, 1991 and dated September 18, 1991), Seventh Amendment and Extension Agreement dated as of November 19, 1991 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 25, 1991 and dated November 19, 1991), Eighth Amendment and Extension Agreement dated as of March 19, 1992 between Agent and Borrowers (incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1991), Ninth Amendment and Extension Agreement dated as of May 5, 1992 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 14, 1992 and dated May 5, 1992), Tenth Amendment and Extension Agreement dated as of August 4, 1992 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 14, 1992 and dated August 4, 1992), Eleventh Amendment and Extension Agreement dated as of November 5, 1992 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 16, 1992 and dated November 5, 1992), Twelfth Amendment and Extension Agreement dated as of February 5, 1993 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 16, 1993 and dated February 5, 1993), Modification of Loan Agreement and Forbearance Agreement dated as of June 30, 1993 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 19, 1993 and dated June 9, 1993), Moratorium Agreement dated as of October 29, 1993 between Agent and Borrowers incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 10, 1993 and dated October 29, 1993), Moratorium Amendment dated as of December 24, 1993 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on January 24, 1994 and dated December 8, 1993), Second Moratorium Amendment dated as of March 25, 1994 between Agent and Borrowers (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the

         Securities and Exchange Commission on April 1, 1994 and dated March 25,
         1994), Third Moratorium Amendment dated as of May 27, 1994 between Agent and Borrowers (incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31,
         1994), Fourth Moratorium Agreement dated as of August 26, 1994 between Agent and Borrowers (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 27, 1994 and dated August 26, 1994), Fifth Moratorium Agreement dated as of September 30, 1994 between Agent and Borrowers (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on October 6, 1994 and dated September 30, 1994), letter agreement dated as of January 31, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994), letter agreement dated as of February 28, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994), letter agreement dated as of March 31, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994), letter agreement dated as of April 30, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on June 1, 1995 and dated April 30, 1995), letter agreement dated as of July 25, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 4, 1995 and dated July 25, 1995), letter agreement dated as of December 29, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 5, 1996 and dated December 29, 1995), Loan Term-Out Agreement dated as of January 31, 1996 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 5, 1996 and dated December 29, 1995), and Extension Agreement dated as of January 7, 1997 between Agent and Borrowers.

10(c) Forbearance Agreement dated as of April 6, 1990 between Northwestern National Life Insurance Company, Farm Bureau Life Insurance Company of Michigan, F.B. Annuity Company, Farm Bureau Mutual Insurance Company of Michigan, Atlantic Bank of New York, The Daiwa Bank, Ltd., Shawmut Bank, N.A., The CIT Group/Equipment Financing, Inc., First Mutual of Boston, and First NH Bank, N.A., and the Company, Chancellor Fleet
         Corporation, Chancellor Acquisition Corporation, Chancellor Asset Management Corporation, Chancellor Financial lease, Inc., Chancellor Credit, Ltd., Valmont Financial Corporation and Valmont Credit Corp. (incorporated by reference from Exhibit 10(k) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1989).

10(d) *First Refusal Agreement dated as of June 1, 1992 between Bruncor Inc. and Stephen G. Morison (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 6, 1992 and dated June 23, 1992).

10(e) Specimen of Final Form of Warrant to Purchase Common Stock of Chancellor Corporation issued by the Company on February 5, 1993 to each of Northwestern National Life Insurance Company, Farm Bureau Life Insurance Company of Michigan, F.B. Annuity Company, Farm Bureau Mutual Insurance Company of Michigan, Atlantic Bank of New York, The Daiwa Bank, Ltd., Shawmut Bank, N.A., The CIT Group/Equipment Financing, Inc., Federal Deposit Insurance Corporation and First NH Bank, N.A. (the "Lenders") in denominations set forth on Schedule A to Twelfth Amendment and Extension Agreement dated as of February 5, 1993 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the

         Company's Form 8-K filed with the Securities and Exchange Commission on February 16, 1993 and dated February 5, 1993); and Modification of Warrant Agreement dated as of March 31, 1993 among the Borrowers and the Lenders (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 27, 1993 and dated May 25, 1993).

10(f) Letter agreement dated as of March 1, 1993 between the Company and Bruncor Inc. relating to the proposed conversion of certain indebtedness into Common Stock of the Company under a formula based on the book value of the Common Stock (incorporated by reference from Exhibit 10(r) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1992); and Consent Agreement dated as of March 31, 1993 among the Borrowers, the Lenders, Bruncor Inc. and The Bank of Nova Scotia (incorporated by reference from Exhibit 3 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 27, 1993 and dated May 25, 1993).

10(g) Secured Warehouse Loan Agreement dated as of June 9, 1993 between Chancellor Fleet Corporation and IBJ Schroder Leasing Corporation (incorporated by reference from Exhibit 3 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 19, 1993 and dated June 9, 1993).

10(h) Recapitalization and Stock Purchase Agreement dated as of September 20, 1994 among the Company, Bruncor Inc. and Vestex Corporation (incorporated by reference from Exhibit 3 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 27, 1994 and dated August 26, 1994), as amended by Amendment No. 1 (incorporated by reference from Appendix I to the Company's Proxy Statement dated December 9, 1994), by a letter agreement dated as of February 28, 1995 among the Company, Bruncor Inc. and Vestex Corporation (incorporated by reference from Exhibit 10(t) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994), by Amendment No. 3 to Recapitalization and Stock Purchase Agreement dated as of July 14, 1995 by and among the Company, Bruncor Inc., and Vestex Corporation (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 4, 1995 and dated July 25, 1995), and by Amendment No. 4 to Recapitalization and Stock Purchase Agreement dated as of July 14, 1995 by and among the Company, Bruncor Inc., and Vestex Corporation (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 22, 1996 and dated April 12, 1996).

10(i) *1994 Stock Option Plan, adopted by the Board of Directors of the Company on August 12, 1994 and approved by the Stockholders of the Company on January 20, 1995 (incorporated by reference from Appendix III to the Company's Proxy Statement dated December 9, 1994).

10(j) *1994 Directors' Stock Option Plan, adopted by the Board of Directors of the Company on August 12, 1994 and approved by the Stockholders of the Company on January 20, 1995 (incorporated by reference from Appendix III to the Company's Proxy Statement dated December 9, 1994).

10(k) *1994 Employee Stock Purchase Plan, adopted by the Board of Directors of the Company on August 12, 1994 and approved by the Stockholders of the Company on January 20, 1995 (incorporated by reference from Appendix IV to the Company's Proxy Statement dated December 9, 1994).

10(l) Interim Voting Agreement dated as of July 25, 1995 among the Company, Vestex Corporation, Stephen G. Morison and the Company's other employees and form of Voting Agreement among the Company, Vestex Corporation, Stephen G. Morison, Bruce M. Dayton and Thomas W. Killilea (incorporated by reference from Exhibits 4 and 5, respectively, to the Company's Form 8-K filed with the Securities and Exchange Commission on August 4, 1995 and dated July 25, 1995).

10(m) $200,000 Subordinated Promissory Note dated as of July 25, 1995 by the Company in favor of Bruncor Inc. (incorporated by reference from Exhibit 3 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 4, 1995 and dated July 25, 1995).

10(n) Note dated November 22, 1996 in the original principal amount of $500,000 from Chancellor Corporation to Vestex Capital Corporation.

16(a) Letter dated January 9, 1997, from Deloitte & Touche LLP (incorporated by reference from Exhibit to the Company's Amendment No. 1 to Form 8-K filed with the Securities and Exchange Commission on January 13, 1997 and dated December 26, 1996).

21 Subsidiaries of the Company (incorporated by reference from Exhibit 21 to the Company's Annual Report, Form 10-K, for the year ended December 31, 1995).

23(a)    Independent Auditors' Consent - Reznick Fedder & Silverman

23(b)    Independent Auditors' Consent - Deloitte & Touche LLP

-------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Copies of these exhibits are available to stockholders of record at a charge of $.09 per page, plus postage upon written request. Direct requests to: Kimberlee
R. Coleman, Assistant Clerk, Chancellor Corporation, 745 Atlantic Avenue, Boston, MA 02111.

         (b)      Reports on Form 8-K:

During the fourth quarter of 1996, the Company filed a Form 8-K Report (Item 1) dated December 3, 1996 and a Form 8-K Report (Item 4) dated December 31, 1996.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Chancellor Corporation

We have audited the accompanying consolidated balance sheet of Chancellor Corporation and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Chancellor Corporation and subsidiaries as of December 31, 1995 and for each of the two years in the period ended December 31, 1995 were audited by other auditors whose report dated April 1, 1996 expressed an unqualified opinion on those statements and contained an emphasis paragraph for a going concern consideration.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chancellor Corporation and its subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.





/s/ Reznick Fedder & Silverman

Boston,  Massachusetts
April 11, 1997 (except for Note Q
which is as of May 19, 1997)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Chancellor Corporation:

We have  audited  the  accompanying  consolidated  balance  sheet of  Chancellor
Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chancellor Corporation and its subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.












/s/ Deloitte & Touche LLP

Boston, Massachusetts
April 1, 1996

                     CHANCELLOR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                      December 31,
ASSETS                                              1996        1995
------                                              ----        ----

Cash and cash equivalents                        $     21    $    185
Cash restricted and escrowed                        3,553       4,513
Receivables, net                                    2,563       1,889
Leased equipment held for underwriting              1,231       1,859
Net investment in direct finance leases               748       1,421
Equipment on operating lease, net of
 accumulated depreciation of $7,825
 and $17,020                                          497       1,683
Residual values, net                                  748       3,340
Furniture and equipment, net of accumulated
 depreciation of $2,655 and $2,453                    121         179
Security deposits                                     897         897
Other assets                                           83         122
                                                 --------    --------
                                                 $ 10,462    $ 16,088
                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses            $ 10,260    $  6,842
(including $2.2 million payable to a related
party as of December 31, 1996)
Indebtedness:
 Nonrecourse                                        1,188       3,167
 Recourse                                           3,432       4,314
Deferred income taxes                                --           400
                                                 --------    --------

  Total liabilities                                14,880      14,723
                                                 --------    --------

Commitments and contingencies                        --          --

Stockholders' equity (deficit)
 Preferred stock Series AA,
 Convertible - $.01 par value,
  Authorized: 10,000,000 shares;
  Issued: 5,000,000 and none                           50        --
 Common stock - $.01 par value,
  Authorized: 30,000,000 shares;
  Issued 6,567,302                                     65          65
 Additional paid-in capital                        24,609      23,638
 Accumulated deficit                              (28,606)    (21,802)
                                                 --------    --------
                                                   (3,882)      1,901

 Less treasury stock - 1,430,911
  shares at cost                                     (536)       (536)
                                                 --------    --------
 Total stockholders' equity (deficit)              (4,418)      1,365
                                                 --------    --------
                                                 $ 10,462    $ 16,088
                                                 ========    ========


                 See notes to consolidated financial statements.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands Except Per Share and Share Amounts)

                                             Year Ended December 31,
                                           1996       1995        1994
                                           ----       ----        ----
Revenues:
 Rental income                          $  1,933    $  4,391    $  7,630
 Lease underwriting income                   504         749         499
 Direct finance lease income                 191         191         260
 Interest income                              60          72         140
 Gains from portfolio remarketing          1,391       2,242         633
 Fees from remarketing activities            820         668       1,160
 Other income                                614         178         265
                                        --------    --------    --------
                                           5,513       8,491      10,587
                                        --------    --------    --------

Costs and expenses:
 Selling, general and administrative       8,650       5,239       5,288
 (including $2.55 million incurred to
  related parties during 1996)
 Interest expense                            480       1,041       2,102
 Depreciation and amortization             1,042       3,432       6,368
 Residual value estimate reduction         2,384        --          --
 Lease rental                               --          --           163
                                        --------    --------    --------
                                          12,556       9,712      13,921
                                        --------    --------    --------

Loss before income tax (benefit)
provision                                 (7,043)     (1,221)     (3,334)

Income tax(benefit)provision                (239)       --             9
                                        --------    --------    --------

Net loss                                ($ 6,804)   ($ 1,221)   ($ 3,343)
                                        ========    ========    ========

Net loss per share                        ($1.32)     ($ .22)     ($ .52)
                                        ========    ========    ========

Weighted average common and
common equivalent shares               5,136,391   5,634,439   6,373,161
                                       =========   =========   =========





                 See notes to consolidated financial statements.



                    CHANCELLOR CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      (In Thousands, Except Share Amounts)

                                                                     Additional                                Stockholders
                               Preferred Stock        Common Stock    paid-in   Accumulated     Treasury Stock    Equity
                               Shares    Amount    Shares     Amount   capital    Deficit      Shares   Amount   (Deficit)
                               ------    ------    ------     ------   -------    -------      ------   ------   ---------

BALANCE, 12/31/93                   -     $  -    4,503,402     $45    $19,495   ($17,238)     184,635  ($380)    $1,922

Exercise of stock options                             8,100       -          -                                         -

1.475-for-1 common stock
 split effected In the
 form of a 47.5% stock
 dividend                                         2,055,210      20        (20)         -                              -

Net loss                                                                           (3,343)                        (3,343)
                            ---------    -----    ---------     ---    -------   --------     --------  -----    -------

BALANCE, 12/31/94                   -        -    6,566,712      65     19,475    (20,581)     184,635   (380)    (1,421)

Capital contribution by
 related party                                                           4,148               3,870,015   (484)     3,664

Stock issued,
 net of expenses of
 approximately $185                                                         15              (1,600,000)   200        215

Stock grant                                                                                 (1,023,739)   128        128

Exercise of stock options                               590       -                                                    -

Net loss                                                                            (1,221)                       (1,221)
                               ------   -------   ---------      --     ------    --------   ---------   ----     ------

BALANCE, 12/31/95                   -        -    6,567,302      65     23,638     (21,802)  1,430,911   (536)     1,365

Stock issued,
 net of expenses of
 approximately $329         5,000,000       50                             971                                     1,021

Net loss                                                                           (6,804)                        (6,804)
                            ---------    -----    ---------     ---    -------   --------     --------  -----    -------

BALANCE, 12/31/96           5,000,000   $   50    6,567,302     $65    $24,609   ($28,606)   1,430,911  ($536)   ($4,418)
                            =========   ======    =========     ===    =======   ========    =========  ======   =======






                 See notes to consolidated financial statements.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in Thousands)

                                                                     Year Ended December 31,
                                                              --------------------------------
                                                               1996         1995        1994
                                                               ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   ($ 6,804)   ($ 1,221)   ($ 3,343)
                                                             --------    --------    --------
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                             1,042       3,432       6,368
      Deferred income taxes (benefit)                            (400)         --          --
      Compensation expense recognition on stock grant              --         128          --
      Changes in assets and liabilities:
        Receivables                                              (674)       (205)        954
        Residual values, net                                    2,592        (245)      1,183
        Other assets                                               39         (34)        (51)
        Accounts payable and accrued expenses                   3,418        (194)     (2,204)
                                                             --------    --------    --------
          Total Adjustments                                     6,017       2,882       6,250
                                                             --------    --------    --------
   Net cash (used in) provided by operating activities           (787)      1,661       2,907
                                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Leased equipment held for underwriting                          628         698         240
  Net investment in direct finance leases                         673         589         709
  Equipment on operating lease                                    302       2,421       3,007
  Net change in cash restricted and escrowed                      960         555       4,048
  Disposals of (additions to) furniture and equipment, net       (100)        (28)         23
                                                             --------    --------    --------
    Net cash provided by investing activities                   2,463       4,235       8,027
                                                             --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to indebtedness - recourse                            570          --          --
  Additions to indebtedness - nonrecourse                          --      11,797       2,874
  Repayments to indebtedness - nonrecourse                     (1,979)    (13,835)    (10,059)
  Repayments of indebtedness - recourse                        (1,452)     (3,967)     (3,844)
  Sale of common stock, net of expenses                            --         215          --
  Sale of preferred stock, net of expenses                      1,021          --          --
                                                             --------    --------    --------
    Net cash used in financing activities                      (1,840)     (5,790)    (11,029)
                                                             --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                     (164)        106         (95)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR                                                            185          79         174
                                                             --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $     21    $    185    $     79
                                                             ========    ========    ========

Non-Cash Activity
  Capital contribution by a related party in the form of
    debt forgiveness                                         $     --    $  4,148    $     --
                                                             ========    ========    ========

Acquisition of treasury stock                                $     --    $    484    $     --
                                                             ========    ========    ========



                 See notes to consolidated financial statements.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       Business Organization and Significant Accounting Policies:

         Business

         Chancellor Corporation and Subsidiaries (the "Company") are engaged in originating and selling equipment leasing transactions involving primarily transportation, material handling, construction and occasionally other equipment.

         Basis of Presentation

         The accompanying consolidated financial statements for the years ended December 31, 1995 and 1994 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended December 31, 1995 and 1994, the Company incurred net losses of $1,221,000, and $3,343,000, respectively. These factors, among others indicated that as of December 31, 1995 the Company might be unable to continue as a going concern for a reasonable period of time.

         During 1996 and 1997 the Company completed certain steps toward improving the Company's consolidated financial position and liquidity. First, the Company approved and put into place a restructuring plan in December 1996 which included replacement of the management team, downsizing of staff to a level necessary to execute the restructuring plan, and sale of certain assets to generate additional cash flow. Next, the Company's majority stockholder, Vestex Capital Corporation and the Company extinguished approximately $1.9 million to a lender group. In addition, the Company issued a promissory note in the amount of $1.5 million (see Note G).

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and a 50% owned subsidiary (see Note M). All significant intercompany accounts, transactions and profits and losses have been eliminated in consolidation.

         Revenue Recognition

         Lease underwriting income - Lease underwriting fees arise from the sale of equipment leasing transactions and include cash underwriting margins and residual value fees. The excess of the sale price of equipment to an investor (including the assumption of any nonrecourse indebtedness) over its cost to the Company represents lease underwriting fees. The Company typically arranges for the lease of equipment to a lessee and, in some cases, for borrowings to finance the purchase of the equipment, assigning lease rentals to secure such borrowings on a nonrecourse basis. The equipment, subject to the lease and the borrowing (if any), is then sold to investors using the structure of a grantor trust which is then managed by the Company. Consideration for the sale of the leased equipment to investors is normally in the form of a cash investment.

         Residual value fees arise from the sale of lease transactions to investors. These fees represent the Company's present value share of the future residual value of the leased equipment which the Company expects to realize upon successful remarketing of the equipment.


         Direct finance lease income - Lease contracts which qualify as direct finance leases are accounted for by recording on the balance sheet minimum lease payments receivable and estimated residual values on leased equipment less unearned lease income and credit allowances. Revenues from direct finance leases are recognized as income over the term of the lease, on the basis that produces a constant rate of return.

         Operating leases (Rental Income)- Lease contracts which qualify as operating leases are accounted for by recording the leased equipment as an asset, at cost. The equipment is then depreciated on a straight-line basis over two to fifteen years to its estimated residual value. Equipment is further depreciated below its initial residual value upon release to its estimated revised residual value at release expiration. Any changes in depreciable lives affect the associated expense on a prospective basis. Rental income from operating leases is recognized using a straight-line method over the initial term of the lease.

          Residual Values

         The Company reviews recorded residual values and performs a recoverability study on an annual basis. Writedowns in estimated residual values, due to declines in equipment value or the financial creditworthiness of individual customers and major industries into which the Company leases equipment, are recorded when considered other than temporary. Through 1995, the residual values were estimated based on a Company developed database by comparing future estimated values with historical experience. In 1996, as a result of changes in market conditions, the Company reassessed the valuation model and database, and the residual valuation was based on independent valuation of the equipment held under trust lease and valuation model.

         Initial Direct Lease Costs

         The Company capitalizes and defers initial direct costs incurred in originating operating and direct finance leases at lease commencement. Initial direct costs are included in other assets and are amortized over the term of the leases using a straight-line method. Initial direct costs were fully amortized as of December 31, 1994.

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

         Furniture and Equipment

         Furniture and equipment are recorded at cost. Depreciation is computed using a straight-line method over 5 years based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the lease term.

         Income Taxes

         Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires an asset and liability approach for financial accounting and reporting for income taxes. In addition, future tax benefits, such as net operating tax carryforwards, are recognized to the extent realization of such benefits is more likely than not.

         Stockholders' Equity (Deficit)

         Effective April 12, 1996, the Company issued and sold to Vestex Capital Corporation 5,000,000 shares of its Series AA Convertible Preferred Stock for

$1,350,000 in cash, less reimbursement of $312,500 of due diligence costs to Vestex Capital Corporation and $17,000 of other transaction costs (the "Preferred Stock Placement"). Each share of Series AA Convertible Preferred Stock is entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series AA Preferred Stock held by Vestex are then convertible. The holders of shares of Series AA Preferred Stock shall be entitled to receive cash dividends only to the same extent and in the same amounts as dividends are declared and paid with respect to Common Stock as if the Preferred Stock had been converted to Common Stock in accordance with the provision related to conversion.

         On July 25, 1995, the Company simultaneously completed a recapitalization of its balance sheet, the sale of 1,600,000 shares of Common Stock to Vestex, Inc., and an award of 1,023,739 shares of Common Stock to the Company's employees. The impact of these transactions included the elimination of $720,000 of accrued interest included in accounts payable and $3,494,000 of subordinated recourse debt; an increase of $4,163,000 of additional paid-in capital; and an increase in treasury stock of $156,000 (1,246,276 shares), including the recognition of $128,000 of compensation expense related to the stock grant.

     On January 20, 1995, the Company effected a 1.475-for-1 split in the form of a 47.5% Common Stock dividend. On the same day, the stockholders also approved an amendment to the Articles of Organization in order to increase the number of shares of Common Stock from 10,000,000 to 30,000,000 and authorized 10,000,000 shares of preferred stock ($0.01 par value). Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to Common Stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares, per share amounts, stock option data, and market price of the Company's Common Stock have been restated.

         Stock-based Compensation


         The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which allows the Company to account for stock-based awards (including stock options) to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No, 25, "Accounting for Stock Issued to Employees".

         Net Loss per Share

         Net loss per share amounts are computed based on the weighted average number of common and common equivalent shares, when dilutive, which were outstanding during the period.

         Reclassifications

         Certain amounts in previous years' consolidated financial statements have been reclassified to conform with the 1996 presentation.

         Supplemental Cash Flow Information

         Cash paid for income taxes during 1996, 1995 and 1994 was $29,000, $41,000, and $29,000, respectively.

         Interest paid during 1996,  1995 and 1994 was $903,000,  $1,257,000 and
$2,162,000, respectively.

         Other Assets

         In connection with the December 1993 amendment to the Company's corporate office lease, the Company executed a promissory note in favor of its landlord in the principal amount of $796,000 due January 1999. The note is included in accounts payable and accrued expenses and a related asset, including a $100,000 security deposit, is included in deposits. The security deposit will offset the note in 1999 provided that the Company does not default on its lease. In the event of default by the Company under the lease, the security deposit will be forfeited and the note will be accelerated.

         Accounting for Estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make assumptions regarding estimates reported in these consolidated financial statements. These estimates primarily include residual values, the useful lives of fixed assets and deferred income taxes, among others. These assumptions could change based on future experience and, accordingly, actual results may differ from these estimates.

         Recent Accounting Pronouncements

         On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of." This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adopting SFAS No. 121 had no significant impact on the 1996 consolidated financial statements.

In June 1996, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), was issued. SFAS 125 establishes accounting and reporting standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No 125," (SFAS 127) was issued. This statement changes the effective date of certain provisions of SFAS 125 to transfers occuring after December 31, 1997. The Company is currently evaluating the impact of SFAS 125 and 127 on the consolidated financial statements.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share". SFAS No 128 specifies required disclosures relating to earnings per share data. SFAS No. 128 effective for fiscal years ending after December 15, 1997 and earlier application is not permitted. The implementation of these standards is not expected to materially affect the Company's consolidated financial statements.


         Fair Value of Financial Instruments

         The fair value of the Company's assets and liabilities that constitute financial instruments as defined in SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," approximate their recorded amounts.

B.   Receivables:

                                         December 31,
                                     -------------------
                                      1996         1995
                                     -----        ------
                                         (In Thousands)

     Notes receivable               $    -        $   37
     Receivables from trusts            96            45
     Accrued rents                      94           287
     Lease underwriting receivable   2,327         1,499
     Other                              46            21
                                     -----        ------
                                     2,563         1,889
                                     =====        ======


         Notes receivable arise principally from investor equity investments and obligations to the Company relating to sales of leased equipment. These notes were non-interest bearing and were written off in 1996.

         Receivables from trusts represent amounts due the Company for cash outlays associated with the remarketing of equipment. These amounts will be collected upon successful remarketing of such equipment.

         Lease   underwriting   receivable   relates  to  the  Company's   lease
origination, underwriting and syndication business.

C.       Residual Values, Net:

         The Company's lease underwriting income includes consideration in the residual value sharing arrangements received from originating and selling lease transactions to investors. This type of consideration (residual values) will be realized by the Company upon remarketing of the equipment at termination or expiration of the related leases. The Company's share of expected future residual values is recorded as income at their discounted present value at the time the underlying leases are sold to investors. Any increases in the Company's expected residual sharing are recorded as gains upon realization. Write-down in estimated residual value due to declines in equipment value or the financial creditworthiness of individual customers and major industries into which the Company leases equipment, are recorded when considered other than temporary. Prior to 1996, the Company utilized a combination of benchmark/matrices for establishing performance of the residual portfolio. During 1996, due to changes in market conditions, the Company evaluated residual values based upon independent assessments by an industry professional, in addition to the already established criteria used in the benchmark/matrices methodology previously used.

                                                               December 31,
                                                           ------------------
                                                            1996        1995
                                                           ------      ------
                                                            (In Thousands)


         Residual values, beginning of year, net           $3,340      $3,095
         Residual fees recorded                                268        605
         Realization                                         (477)      ( 360)
         Residual value estimate reduction                 (2,383)        -
                                                           -------     ------
         Residual values, end of year, net                 $  748      $3,340
                                                           ======      ======


         Residual value estimate reductions represent reductions in expected future residual values on certain equipment, the residuals which were substantially all recorded prior to 1996. Such reductions resulted from an extensive review and valuation of all assets owned, leased and managed by the Company. See Note F for additional information on the review and valuation. For the years ended December 31, 1996, 1995 and 1994, the Company realized income of approximately $820,000, $668,000 and $1,160,000, respectively, relating to the remarketing of equipment for which no residuals were recorded or realized amounts exceeded the booked residual.

     Aggregate residual value fees expected to be realized as of December 31, 1996 are as follows (in thousands):

              Year ending December 31:

                       1997                      $330
                       1998                        72
                       1999                       224
                       2000                        81
                       Thereafter                  41
                                                 ----
                                                 $748
                                                 ====

D.       Net Investment in Direct Finance Leases and Equipment on Operating
         Lease:

         Net investment in direct finance leases consisted of:

                                                December 31,
                                                ------------
                                              1996       1995
                                             ------     ------
                                               (In Thousands)

Minimum lease payments receivable           $   703    $ 1,061
Estimated unguaranteed residual values of
  leased equipment, net
                                                150        526
Less unearned income                           (105)      (166)
                                            -------    -------
                                            $   748    $ 1,421
                                            =======    =======


         The cost of equipment on operating lease by category of equipment is as follows:
                                                December 31,
                                                ------------
                                              1996        1995
                                             ------      ------
                                               (In Thousands)
Transportation equipment                    $  3,714    $ 11,814
Other equipment                                4,518       6,889
                                            --------    --------
                                               8,232      18,703
Less accumulated depreciation                 (7,735)    (17,020)
                                            --------    --------
                                            $    497    $  1,683
                                            ========    ========


         The aggregate amounts of minimum lease payments to be received from non-cancelable direct finance and operating leases are as follows:

                                           Direct Finance     Operating
                                           --------------     ---------
          Year ending December 31:                 (In Thousands)
                   1997                        $457               $327
                   1998                         179                173
                   1999                          36                 79
                   2000                          17                 74
                   2001 and thereafter           14                 77
                                               ----               ----
                                               $703               $730
                                               ====               ====

         Included in the operating lease and direct finance lease portfolios are approximately $52,000 and $106,000 of equipment held for remarketing, stated at net book value, as of December 31, 1996 and 1995, respectively.

E.       Accounts Payable and Accrued Expenses:

         Accounts payable and accrued expense consists of:

                                                         December 31,
                                                         ------------
                                                       1996        1995
                                                      ------      ------
                                                         (In Thousands)
          Trade accounts payable
              (including $2.2 million payable to
              a related party as of December 31,
              1996)                                   $6,177    $2,348
          Payables to trusts                           2,569     2,712
          Accrued interest payable                        40        24
             Restructuring costs                         524       -
          Other                                          950     1,758
                                                     -------    ------
                                                     $10,260    $6,842
                                                     =======    ======

F.       Residual Value Estimate Reductions and Lessee Credit-Related Portfolio
         Losses:

         The Company performs a review and revaluation of all assets owned, leased and managed by the Company every year. In 1994 and 1995, continued review of the estimated values resulted in no changes to the Company's recorded residual values.

         Prior to 1996, the Company utilized a combination of benchmark/matrices for establishing performance of the residual portfolio. During 1996, due to changes in market conditions, the Company evaluated residual values based upon independent assessments by an industry professional, in addition to the already established criteria used in the benchmark/matrices methodology previously used. The Company recognized a $2.4 million reduction in trust residual values in 1996. Substantially all of the residual write-down for the year 1996 was associated with equipment leased and sold to investors by the Company prior to 1996.

G.       Indebtedness:

         The  Company  has  four   principal   sources  of  financing:   (1)  an
intercreditor loan, (2) a secured inventory loan, (3) a nonrecourse inventory loan facility, and (4) two subordinated loans.

     The intercreditor loan had a balance of $995,000 as of December 31, 1996. Repayment of the loan is secured by virtually all assets of the Company not otherwise encumbered. Since April 1990, when the intercreditor loan was formed through the restructuring of most of the Company's unsecured recourse debt, the intercreditor loan has been renewed 28 times, most recently in the form of a Loan Term-Out Agreement entered into on January 7, 1997 for the period through November 25, 1997, during which the entire loan balance will be amortized. During each renewal period, the intercreditor group lenders agreed to forbear from exercising certain rights under their original individual loan agreements in exchange for the Company's agreements to (a) make principal and interest payments as agreed, (b) secure the continued subordination by another lender, and (c) operate within other covenants typical for this type of financing, including a prohibition on payment of dividends and restrictions on capital spending. Since the January 31, 1996 term-out of the loan, the interest rate is prime plus 2% (10.25% as of December 31, 1996).

         A secured inventory loan of $1.7 million as of December 31, 1996 ($1.8 million as of December 31, 1995) is provided by the same lender group which provides the intercreditor loan. The facility will expire on November 25, 1997. This inventory loan is secured by either cash or equipment subject to leases. This facility allows the Company to purchase equipment subject to a lease before selling the transaction to an investor. The interest rate was 3.5% above the prime rate until January 31, 1996. The new rate is prime plus 2% (10.25% as of December 31, 1996).

     The Company also has a non-recourse loan facility which supplements the secured inventory loan described above. The nonrecourse loan facility provides for the financing of the discounted lease stream and a portion of the residual value of the equipment subject to those leases. Fundings under this $10 million facility are subject to the lender's credit approval of the lessee. The interest rate on amounts borrowed is 2% above the prime rate. At December 31, 1996, no balance was outstanding. The nonrecourse loan facility does not include $944,000 and $1.8 million as of December 31, 1996 and 1995, respectively, of nonrecourse debt which was borrowed in prior years by directly assigning rentals to the nonrecourse lenders. The Company has not required this type of financing since 1989 because of the unavailability of capital to finance the difference between the equipment purchase price and the present value of the rental stream advanced by the nonrecourse lender.

     The intercreditor loan of $995,000, the secured inventory loan of $1.7 million, a $500,000 subordinated loan from Vestex, Inc., $70,000 equipment loan, and a $200,000 subordinated loan from Bruncor, Inc. together make up the $3.4 million of recourse debt outstanding at December 31, 1996. Loan payable to Vestex bears interest at 2% above the prime rate and is due in November

1997. Loan payable to Bruncor, Inc. bears interest at 1% over the base rate (as defined in the agreement) and is due in July 2000. The equipment loan is payable in monthly interest and principal amount of $1,680 and is due in November 2000.

         In April 1997, both the intercreditor loan and the secured inventory loan were repaid in advance of their respective terms. The aggregate amount of this debt on the repayment date was $1,906,000 of which approximately $976,000 was paid in cash and the balance of $930,000 was forgiven. In addition, the Company paid approximately $22,000 in legal and bank fees to complete this transaction.

         Aggregate annual commitments under recourse debt as adjusted for extinguishment of the intercreditor loan discussed above are as follows (in thousands):

                  Year ending December 31:

                           1997               $3,183
                           1998                   14
                           1999                   16
                           2000                  219
                                              ------
                                              $3,432
                                              ======

         In connection with an extension agreement negotiated in February 1993, the Company granted the lender group warrants to purchase up to 10% of the Common Stock of the Company (513,639 shares as of December 31, 1995) on a fully diluted basis for $1.09 per share in consideration of the lenders having accommodated several loan modifications requested by the Company, including a limited amount of buy-sell remarketing financing capability. In December 1996, the lenders sold to VCC their warrants to purchase up to 10% of the Company's capital stock (approximately 1,160,000 shares as of December 31, 1996) on a fully-diluted basis for $.27 per share in consideration of VCC subordinating its $500,000 loan to that of the intercreditor loan and secured inventory loan.

         Maximum amounts of recourse indebtedness outstanding were approximately $4.0 million and $11.0 million during the years ended December 31, 1996 and 1995, respectively, and the weighted average interest rates were 10.3% and 11.8%,respectively, for these same periods.

         Nonrecourse indebtedness consists of notes payable to banks and financial institutions arising from assignments of the Company's rights, (most notably the right to receive rental payments) as lessor, at interest rates ranging from 7.5% to 14%. Amounts due under nonrecourse notes are obligations of the Company which are secured only by the leased equipment and assignments of lease receivables, with no recourse to any other assets of the Company. The Company is at risk, however, for the amount of residual value booked on equipment sold to investors and its net investment in equipment for its own portfolio in the event of a lessee default.

         Aggregate future maturities of nonrecourse indebtedness as of December 31, 1996 are as follows (in thousands):

                  Year ending December 31:
                       1997                       $  620
                       1998                          305
                       1999                           97
                       2000                           79
                       2001 and thereafter            87
                                                  ------
                                                  $1,188
                                                  ======




H.       Income Taxes:

         The provision (benefit) for income taxes consists of:

                                      1996        1995         1994
                                      ----        ----         ----

              Current:
                  Federal         $  90,000      $   --      $      --
                  State              71,000          --          9,000
              Deferred:
                  Federal          (400,000)         --             --
                  State                  --          --             --
                                  ---------      ------      ---------
              Total               ($239,000)     $   --      $   9,000
                                  =========      ======      =========


         A reconciliation of the rate used for the provision (benefit) for income taxes is as follows:

                                      1996        1995         1994
                                      ----        ----         ----

Tax benefit at statutory rate         34.0%       34.0%        34.0%
Net operating loss carry forward
benefit for which utilization
is not assured and other items       (37.4)      (34.0)       (33.7)
                                     ------      ------       ------
 Total                               (3.4%)        0.0%         0.3%
                                     ======      ======       ======

       The Company files consolidated federal income tax returns with all of its subsidiaries. As of December 31, 1996, the Company has net operating loss carryforwards of approximately $28.5 million available for federal tax purposes, which expire in the years 2001 through 2010. In addition, at December 31, 1996, the Company has investment tax credit carryforwards for federal income tax purposes available to offset future taxes of $2.5 million expiring in the years 1997 through 2001. The July 1995 recapitalization transaction was a greater than 50% change in ownership for Federal tax purposes. Accordingly, utilization of net operating loss and tax credit carryforwards will be limited in future years.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                   December 31,
                                                   ------------
                                                 1996       1995
                                                 ----       ----
                                                 (In Thousands)
Deferred tax liabilities:
         Differences between book and tax
                  basis of property           $  1,180    $  2,984
                                              --------    --------
Deferred tax assets:
      Accrued lease rents                           26         220
         Reserves not currently deductible         159         827
         Net operating loss carryforwards       11,434       8,778
         Tax credit carryforwards                2,556       2,556
         Other                                       8         160
                                              --------    --------
                  Total deferred tax assets     14,183      12,541

Valuation allowance                            (13,003)     (9,957)
                                              --------    --------
Net deferred tax liability                    $   --      $    400
                                              ========    ========

         All deferred tax liabilities and deferred tax assets (except tax credit carryforwards) are tax effected at a combined 40% rate for state and federal taxes. The valuation allowance relates primarily to net operating loss carryforwards and tax credit carryforwards that may not be realized. The valuation allowance increased by $3,046,000 in 1996. For the years ended December 31, 1995 and 1994, the valuation allowance decreased by $935,000 and increased by $2,915,000, respectively.

         The deferred tax asset is available to offset taxable income in excess of book income generated from the lease portfolio and residual values which are the principal components of the total deferred tax liabilities of $1.2 million and $3 million as of December 31, 1996 and 1995, respectively. Because the deferred tax asset can be used to directly offset the deferred tax liability, the Company has determined there is no need to provide a full valuation allowance for the deferred tax asset.

I.       Stock Option Plans and Stock Purchase Plan:

The Company has three stock option plans: a 1994 Stock Option Plan, a 1994 Directors' Stock Option Plan, and a 1983 Stock Option Plan, which has expired but under which certain granted options are outstanding.

The Company's stock option plans provide that incentive and nonqualified stock options to purchase up to an aggregate of 2,872,500 (which includes 1,100,500 of options related to the 1983 stock option plan which has expired) shares of the Common Stock of the Company may be granted to key contributors to the Company, including officers, directors and employees. Options are granted at the fair market value of the Common Stock as of the date of grant, as determined by the Board of Directors. Options currently expire no later than ten years from the grant date and generally become exercisable ratably over one to two years from the grant date except options issued to directors, which become exercisable immediately.

Information with respect to the stock option plans was as follows:


                                      1994
                                    Directors
                     1994 Stock   Stock Option   Expired Stock  Weighted Average
                    Option Plan      Plan        Option Plan     Exercise Price
                    -----------   ------------   -------------  ----------------
Outstanding
December 31, 1993         --            --            394,414    $    .71
Options granted           --            --               --
Options exercised         --            --            (11,948)        .71
Options canceled          --            --            (24,496)        .71
                    ----------    ----------       ----------    --------

Outstanding,
December 31, 1994         --            --            357,970         .71

Options granted      1,207,000        95,000             --           .16
Options exercised         --            --               (590)        .71
Options canceled          --            --           (353,399)        .71
                    ----------    ----------       ----------    --------

Outstanding,
December 31, 1995    1,207,000        95,000            3,981         .16

Options granted           --         234,500             --           .25
Options canceled       (72,715)         --               (737)        .007
                    ----------    ----------       ----------    ---------

Outstanding,
December 31, 1996    1,134,285       329,500            3,244    $    .18
                    ==========    ==========       ==========    ========



Additional information regarding options outstanding as of December 31, 1996 is as follows:

                               Options Outstanding
                               -------------------
                                      Number     Weighted Average   Exercisable
         Exercise Price            Of Shares     Contractual Life      Options
         --------------            ---------     ----------------      -------
         $.0067                        3,244         6.1               3,244
         $.1250                      605,743         8.5             605,743
         $.1875                      528,542         8.5               -
         $.2500                      329,500         8.5             329,500
                                     -------                         -------

         Total                     1,467,029                         938,487
                                   =========                         =======



The weighted average exercise price of the options outstanding at December 31, 1996 was $.18.

Pro forma information. The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options which equal or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's financial statements.

SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings per share as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock options to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly differs from the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 months following vesting- stock volatility 100% in 1996 and 1995, risk free interest rate, 10% in 1996 and in 1995 and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $1,244,000 ($.22 per share) in 1995 and $6,842,000 ($1.33 per share) in 1996. The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

         Employee Stock Purchase Plan:

         The Company's 1994 Employee Stock Purchase Plan authorizes the offering to employees of up to 250,000 shares of Common Stock in six semiannual offerings at a price of 85% of the Common Stock's bid price and in an amount determined by a formula based on each employee's estimated annual compensation. This plan was authorized by the Company's stockholders in January 1995. No shares of Common Stock have been offered pursuant to the plan to date.

         The Company has reserved 250,000 shares of Common Stock for all amounts which may be offered to employees under this plan.

J.       Commitments and Contingencies:

         The Company rents its corporate offices under a ten-year non-cancelable lease. The future minimum rental commitments are as follows:

         Year ending December 31:
                  1997              $353,000
                  1998               353,000
                  1999                29,000


Of these future minimum rental payments, $524,000 has been accrued as a restructuring charge as of December 31, 1996, as a result of the Company's intention to relocate its corporate offices in mid-1997. Rental expense for the years ended December 31, 1996, 1995 and 1994 amounted to $182,000, $247,000 and $287,000, respectively.

         In connection with the December 1993 amendment to the Company's corporate office lease, the Company executed a promissory note in favor of its landlord, Aetna Casualty and Surety Company, in the principal amount of $796,000 due January 1999. The note, which does not bear interest, will be fully canceled if the Company fulfills its remaining lease obligations without default. If the Company defaults under the lease, the note will be accelerated and a $100,000 security deposit will be forfeited. The note is included in accounts payable and accrued expenses.

         On January 15, 1997, Chancellor filed a complaint in Superior Court, Suffolk County, Massachusetts, alleging that certain of its former officers and directors are liable to the corporation for losses incurred as a result of their negligence, breach of fiduciary duties, unjust enrichment, conversion, and unfair and deceptive trade practices. In addition, Chancellor's complaint seeks the imposition of a constructive trust for the corporation's benefit on various assets that Chancellor claims were wrongfully taken from the corporation by its former officers and directors, as well as recovery of damages arising from legal malpractice allegedly committed by the corporation's former general counsel, and defamatory statements made by one former officer and director to certain of the corporation's customers.

         Four of the defendants, Stephen G. Morison, David W. Parr, Gregory S. Harper and Thomas W. Killilea, have answered the complaint (denying its allegations), have filed a counterclaim against Chancellor, and have commenced a third-party action against Brian M. Adley, Vestex Corporation and Vestex Capital Corporation. The counterclaim alleges that Chancellor is liable for breach of certain employment and severance agreements allegedly entered into with the defendants Morison and Harper, and for the abuse of process in connection with the corporation's initiation of this lawsuit. The third-party complaint seeks indemnification and contribution from Adley, Vestex Corporation and Vestex Capital Corporation in connection with the claims raised by Chancellor in the primary action. In addition, the third party complaint seeks recovery of damages from Adley, Vestex Corporation and Vestex Capital Corporation for alleged abuse of process, interference with the contractual relations and deceit. In their answer to the counterclaim the third-party complaint, Chancellor and the third-party defendant have denied the defendants' allegations.

         In the normal course of its business, the Company is from time to time subject to litigation. Management does not expect that the outcome of any of these actions as noted above will have a material adverse impact on the Company's consolidated financial position or results of operations.

K.       Major Customers:

         The Company is engaged principally in originating and selling equipment leasing transactions. During 1996, 42%, 11% and 10% (based on original equipment cost) of the new lease transactions originated by the Company were with the three largest lessees. In addition, approximately 26%, 16% and 13% (based on original equipment cost) of equipment sold to investors in 1996 were purchased by the three largest investors. During 1995, 41%, 15% and 12% (based on original equipment cost) of the new lease transactions originated by the Company were with the three largest lessees. In addition, approximately 24%, 17% and 16% (based on original equipment cost) of equipment sold to investors in 1995 were purchased by the three largest investors. During 1994, 36%, 12% and 12% (based on original equipment cost) of new lease transactions originated by the Company were with the three largest lessees. In addition, approximately 27%, 23% and 19% (based on original equipment cost) of equipment sold to investors in 1994 were purchased by the three largest investors.
[GRAPHIC OMITTED]


L.       Employee Benefit Plan:

         The Company sponsors a 401(k) retirement plan (the "Plan") for the benefit of its employees. The Plan enables employees to contribute up to 15% of their annual compensation. The Company's contributions to the Plan amounted to approximately $19,000, $18,000 and $19,000 in 1996, 1995 and 1994, respectively.

M.       Minority Interest in a Subsidiary

         During 1996, the Company acquired a fifty percent interest in TruckScan LLC ("TruckScan")for a $350,000 contribution to equity. Due to the level of control the Company exercises over the operation of TruckScan, TruckScan's financial statements are consolidated with the financial statements of the Company and its other subsidiaries.

         TruckScan had a $422,000 loss from June 21, 1996 (the date of its inception) through December 31, 1996. The minority owner's share of this loss exceeded its equity by $211,000. As a result, the entire loss of $422,000 is recognized by the Company. (See Note Q)

N.       Concentration of Credit Risk

         The Company maintains its cash balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. As of December 31, 1996, the uninsured portion of the cash balances held at one of the banks was approximately $1,595,000.

O.       Restructuring

         In order to improve the Company's liquidity, return to profitability and create growth opportunities, management initiated a plan during the year ended

December 31, 1996 which provides for, among other things, expanding its core business by servicing middle market clients, expanding into new transportation and equipment markets and seeking strategic financial partnerships and joint ventures domestically and internationally. As part of the restructuring, the Company repaid the intercreditor loan and the secured inventory loan subsequent to December 31, 1996 as described in Note G. The Company believes that these initiatives will allow the Company to improve financial performance and liquidity. Included in 1996 selling, general and administrative expenses is a charge of $524,000 for costs associated with the restructuring plan.

P.       Related Party Activity

The Company entered into an agreement with Vestex, Inc., an affiliate of the majority stockholder, whereby Vestex provides specified services related to the Company's operations, equity raising efforts, financing activities and other matters. Under the agreement, Vestex earns a fee for consummating any equity or debt transaction that exceeds $2.5 million. The fee related to debt transactions equals 1.5% of the transaction amount. The fee related to equity transactions equals 7.5% of the transaction amount if a broker or underwriting fee is not paid to a third party and 2.5% of the transaction amount if a broker or underwriting fee is paid to a third party. The agreement expires in June 1997.

During 1996, Vestex charged the Company fees for certain transactions it determined were consummated during the year and were covered by the agreement. The Company disputed a certain portion of these charges. The parties settled this dispute by agreeing that $2.2 million dollars was incurred relating to services performed in 1996. This amount is included in selling, general, and administrative expenses on the consolidated statement of operations. The entire amount was unpaid as of December 31, 1996 and is included in accounts payable and accrued expenses on the balance sheet. Per the agreement, the payment is due on demand, however, Vestex has agreed that the Company will only pay the fee during the coming year if payment can be made from refinancing or equity proceeds in a manner that does not impact the Company's ability to meet its other obligations.


In April 1996, the Company issued 5,000,000 shares of Series AA Convertible Preferred Stock to Vestex Capital Corporation, an affiliate of the majority stockholder for $1,350,000. In accordance with an agreement between the Company and Vestex, Vestex, Inc. charged a fee equal to $312,500 for reimbursement of due diligence, negotiations, and closing costs related to the transaction. This amount was paid in full during 1996 and is included in the consolidated statement of stockholder's equity as a reduction of the additional paid in capital. Additionally, Vestex forgave proposed but undeclared dividends of $1,150,000.

During 1996 the Company's 50% owned subsidiary, Truckscan LLC, entered into a consulting agreement with the other 50% owner. Under the agreement, the other
50% owner provided consulting services on technical matters related to Truckscan's product. Truckscan incurred and paid $350,000 during 1996 under this agreement. This amount is included in selling, general, and administrative expenses on the consolidated statement of operations.

As of December 31, 1996, the Company owes Vestex Capital Corporation, the majority stockholder, $500,000 under a loan agreement as described in Note G.

Q. Subsequent Events

         On May 19, 1997 the Company issued a $1.5 million promissory note to the Vice Chairman of the Board which was guaranteed by the Chairman of the Board. The promissory note bears interest at the prime rate plus 2 1/8% (10 3/8% at May 19, 1997). The Company is also in the process of negotiating an additional $2.5 million loan with a bank and a $2.5 million warehouse line of credit facility with a financing institution owned by the Vice Chairman of the Board. Although there can be no assurance that such financing will occur, management is confident that these additional financing transactions can be closed by June 1997.

         In February 1997, the Board of Directors approved the issuance of 3,000,000 shares of the Company's preferred stock at $.30 per share to Vestex in consideration of $900,000 of the $2.2 million of consulting fees due to Vestex as of December 31, 1996. In addition, during the first quarter of 1997, the Company received loans from VCC of approximately $250,000 which are due on demand.

         In April 1997, the Board of Directors approved the issuance of 2,000,000 shares of Common Stock for new management and employees. Vestex will contribute 500,000 shares of Common Stock that it currently owns into this incentive program for a total of 2,500,000 new shares available under this program.

         On May 1, 1997 the Company sold its 50% investment in Truckscan to Telescan a party unrelated to the Company. In consideration for the sale, the Company received certain assets from Telescan with an estimated value of $35,000 and a one year promissory note in the amount of $50,000 secured by certain assets of Telescan and forgiveness of a promissory commitment to contribute capital of approximately $300,000 which was authorized by the former management and Board.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHANCELLOR CORPORATION
Dated: May 30, 1997


                                            By: /s/ John J. Powell
                                            John J. Powell
                                            President and Chief Executive
                                            Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: May 30, 1997                         By: /s/ John J. Powell
                                            John J. Powell
                                            President, Chief Executive
                                            Officer, Principal Financial
                                            Officer and Principal Accounting
                                            Officer

Dated: May 30, 1997                         By: /s/ Brian M. Adley
                                            Brian M. Adley
                                            Chairman of the Board and Director



Dated: May 30, 1997                         By: /s/ Ernest Rolls
                                            Ernest Rolls
                                            Director



Dated: May 30, 1997                         By: /s/ Rudolph Peselman
                                            Rudolph Peselman
                                            Director



Dated: May 30, 1997                         By: /s/ Michael Marchese
                                            Michael Marchese
                                            Director