Form 10-Q
period 1997-03-31
CHANCELLOR CORP
filed 1997-07-31
CIK 724051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                                       OR

 [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number  0-11663

                             CHANCELLOR CORPORATION
             (Exact name of registrant as specified in its charter)

                 MASSACHUSETTS                          04-2626079
       (State or other jurisdiction of           (I.R.S. Employer I.D. No.)
          incorporation or organization)


         745 Atlantic Avenue, Boston, Massachusetts            02111
          (Address of principal executive offices)           (Zip Code)

                                (617) 728 - 8500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  [ X ]    No  [    ]

As of June 30, 1997, 20,186,391 shares of Common Stock, $.01 par value per share, and 8,000,000 shares of Series AA Convertible Preferred Stock, $.01 par value per share (with a liquidation preference of $.50 per share or $4,000,000)
were   outstanding.

                     Chancellor Corporation and Subsidiaries

                                                                           Page
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as
                     of March 31, 1997 and December 31, 1996                  2

                  Condensed Consolidated Statements of Operations for
                     the Three Months Ended March 31, 1997 and 1996           3

                  Condensed Consolidated Statements of Cash Flows for
                     the Three Months Ended March 31, 1997 and 1996           4

                  Notes to Condensed Consolidated Financial Statements        5


         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      7



Part II. Other Information                                                   11

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K



Signatures                                                                   12


                     Chancellor Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)




                                                                               March 31,     December 31,
                                                                                  1997           1996
                                                                             -------------   -----------
                                                                                       (unaudited)

Assets

   Cash and cash equivalents                                                   $     65    $     21
   Cash - restricted and escrowed                                                 3,007       3,553
   Receivables, net                                                                 202       2,563
   Leased equipment held for underwriting                                           383       1,231
   Net investment in direct finance leases                                          277         748
   Equipment on operating lease, net of accumulated depreciation                    295         497
     of $7,825 and $7,191
   Residual values, net                                                             173         748
   Furniture and equipment, net of accumulated depreciation                         102         121
     of $2,667 and $2,655
   Other assets, net                                                              1,288         980
                                                                               --------    --------
                                                                               $  5,792    $ 10,462
                                                                               ========    ========


Liabilities and Stockholders' Deficit

   Accounts payable and accrued expenses                                       $  7,493    $ 10,260
   Indebtedness:
     Nonrecourse                                                                    810       1,188
     Recourse                                                                     2,877       3,432
                                                                               --------    --------
          Total liabilities                                                      11,180      14,880
                                                                               --------    --------

Stockholders' deficit:


   Convertible preferred stock, Series AA, $.01 par value, 10,000,000 shares         80          50
     authorized, 8,000,000 and 5,000,000 shares issued and outstanding
   Common stock, $.01 par value; 30,000,000 shares authorized,                       65          65
     6,567,302 shares issued and outstanding
   Additional paid-in capital                                                    25,479      24,609
   Accumulated deficit                                                          (30,476)    (28,606)
                                                                               --------    --------
                                                                                 (4,852)     (3,882)

   Less: Treasury stock, 1,430,911 shares at cost                                  (536)       (536)
                                                                               --------    --------
          Total stockholders' deficit                                            (5,388)     (4,418)
                                                                               --------    --------
                                                                               $  5,792    $ 10,462
                                                                               ========    ========


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                     Chancellor Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In Thousands, Except Per Share Data)


                                              Three Months Ended March 31,
                                                 1997                1996
                                          ------------------   ----------------
                                             (unaudited)         (unaudited)


Revenues:
   Rental income                         $   278                $   581
   Lease underwriting income                  15                    133
   Direct finance lease income                40                     38
   Interest income                            12                     14
   Gains from portfolio remarketing          172                    248
   Fees from remarketing activities          349                    207
   Other income                             --                      119
                                         -------                -------
                                             866                  1,340
                                         -------                -------

Costs and expenses:
   Selling, general and administrative     1,835                  1,275
   Interest expense                          101                    129
   Depreciation and amortization              90                    339
   Residual value estimate reduction         709                   --
                                         -------                -------
                                           2,735                  1,743
                                         -------                -------


Net loss                                 ($1,869)               ($  403)
                                         =======                =======

Net loss per share                       ($  .36)               ($.  08)

Weighted average common and common
   equivalent shares                   5,136,391               5,136,391
                                       =========               =========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.


                                 Chancellor Corporation and Subsidiaries
                             Condensed Consolidated Statements of Cash Flows
                                              (In Thousands)


                                                                   Three Months Ended March 31,
                                                                     1997              1996
                                                                --------------     -------------
                                                                 (unaudited)        (unaudited)

Cash flows from operating activities:
   Net loss                                                        ($1,869)           ($  403)
                                                                   -------            -------
   Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation and amortization                                     90                339
      Residual value estimate realizations and
         reductions, net of additions                                  575                 19
      Changes in assets and liabilities:
            Decrease in receivables                                  2,361              1,459
            Increase in other assets                                  (308)               (14)
            Decrease in accounts payable and accrued expenses       (2,767)            (1,957)
                                                                   -------            -------
                                                                        49               (154)
                                                                   -------            -------
                Net cash used by operating activities               (1,918)              (557)
                                                                   -------            -------

Cash flows from investing activities:
   Leased equipment held for underwriting                              848             (4,079)
   Net investments in direct finance leases                            471                175
   Equipment on operating lease                                        127                 44
   Net change in cash restricted and escrowed                          546              2,113
   Additions to furniture and equipment, net                             3                 (5)
                                                                   -------            -------
                Net cash provided (used) by investing activities     1,995             (1,762)
                                                                   -------            -------

Cash flows from financing activities:
   Increase in indebtedness - nonrecourse                             --                3,163
   Increase in indebtedness - recourse                                 175               --
   Repayments of indebtedness - nonrecourse                           (378)              (677)
   Repayments of indebtedness - recourse                              (730)              (327)
   Issuance of preferred stock, net                                    900               --
                                                                   -------            -------
                Net cash provided (used) by financing activities       (33)             2,159
                                                                   -------            -------

Net increase (decrease) in cash and cash equivalents                    44               (160)
Cash and cash equivalents at beginning of period                        21                185
                                                                   -------            -------
Cash and cash equivalents at end of period                         $    65            $    25
                                                                   =======            =======

Cash paid for interest                                             $    74            $   124
                                                                   =======            =======



                 The accompanying notes are an integral part of
                these condensed consolidated financial statements.

CHANCELLOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosure required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-K. The results for the interim period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 specifies required disclosures relating to earnings per share data. SFAS 128 is effective for fiscal years ending after December 15, 1997 and earlier application is not permitted. The implementation of these standards is not expected to materially affect the Company's consolidated financial statements.

PREFERRED STOCK

In February 1997, the Board of Directors approved the issuance of 3,000,000 shares of the Company's Series AA Convertible Preferred Stock ("Preferred Stock") at $.30 per share to Vestex, the Company's majority stockholder, in consideration of $900,000 of consulting fees due to Vestex. Each share of Preferred Stock is entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Preferred Stock held by Vestex are then convertible. The holders of shares of Preferred Stock shall be entitled to receive cash dividends only to the same extent and in the same amounts as dividends are declared and paid with respect to Common Stock as if the Preferred Stock had been converted to Common Stock in accordance with the provision related to conversion.

CHANCELLOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



SUBSEQUENT EVENTS

In April 1997, the Company repaid in advance of their respective terms an intercreditor loan and secured inventory loan. The aggregate amount of this debt on the repayment date was $1,906,000, of which approximately $976,000 was paid in cash and the balance of $930,000 was forgiven. In addition, the Company paid approximately $22,000 in legal and bank fees to complete this transaction.

In April 1997, the Board of Directors approved the issuance of 2,000,000 shares of Common Stock to new management and employees. Vestex will contribute 500,000 shares of Common Stock that it currently owns into this incentive program for a total of 2,500,000 new shares available under this program.

On May 1, 1997, the Company sold its 50% investment in Truckscan LLC to Telescan Technologies LLC ("Telescan"), a party unrelated to the Company. In consideration for its 50% ownership interest, the Company received certain assets from Telescan with an estimated value of $35,000 and a one year promissory note in the amount of $50,000 secured by certain assets of Telescan. In addition, Telescan released the Company from its obligations to make a capital investment in Truckscan LLC of approximately $300,000.

On May 19, 1997, the Company borrowed $1.5 million from the Vice Chairman of the Board of the Company. The loan is evidenced by a promissory note that bears interest at the prime rate plus 2-1/8% (10-3/8% at May 19, 1997) and is guaranteed by the Chairman of the Board of the Company. The Company is also negotiating an additional $2.5 million loan with a bank and a $2.5 million warehouse line of credit facility with a financing institution owned by the Vice Chairman of the Board of the Company. Although there can be no assurance that such financing will occur, management is confident that these additional financing transactions can be closed during the third quarter of fiscal 1997.

On June 6, 1997, the Company issued 8,333,333 shares of Common Stock to Vestex in consideration of the guarantee by Vestex of certain bank lines of credit in the aggregate of $4,000,000. The Company will record compensation expense of $1,000,000 in connection with this guarantee. On June 6, 1997, the Company also issued 6,716,667 shares of Common Stock to Vestex in consideration of approximately $806,000 of fees due Vestex which were previously accrued. Of the total 15,050,000 shares issued, 1,430,911 shares were issued from treasury stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

     Revenues. Total revenues for the three month period ended March 31, 1997 were $866,000 as compared to $1,340,000 for the corresponding period of 1996, a decrease of $474,000 or 35.4%. For the three month period ended March 31, 1997, rental income decreased by $303,000 or 52.2% as compared to the corresponding prior year period. The decrease in rental income is attributable primarily to the expiration of several leases, including the subsequent disposition of $10.5 million of equipment (based on its original cost). Rental income will continue to decrease until the Company is able to begin adding new equipment to its portfolio. For the three month period ended March 31, 1997, lease underwriting income decreased by $118,000 or 88.7% as compared to the corresponding prior year period. Lease underwriting income decreased due to origination of $848,000 of equipment leases, at cost, as compared to origination of $4.2 million of equipment leases, at cost, during the same period last year. For the three month period ended March 31, 1997, gains from portfolio remarketing decreased by $76,000 or 30.7% as compared to the corresponding prior year period. The decrease in gains from portfolio remarketing is attributable to the sale of portfolio assets of $736,000, at original cost, during the three month period ended March 31, 1997 as compared to sales of portfolio assets with an original cost of $1.7 million for the corresponding prior year period. In contrast, for the three month period ended March 31, 1997, fees from remarketing activities increased by $142,000 or 68.6% as compared to the corresponding prior year period. This increase is attributable to a renewed focus by management on the remarketing of trust assets as they become available for sale. Although no fees were attributable to remarketing performed for third parties other than trust investors, management plans to utilize the Company's remarketing expertise to provide such services to third parties. For the three month period ended March 31, 1997, other income decreased by $119,000 or 100.0% as compared to the corresponding prior year period. The decrease is due primarily to a $101,000 bankruptcy claim settlement recognized in the three month period ended March 31, 1996.

     Costs and Expenses. Selling, general and administrative expenses for the three month period ended March 31, 1997 were $1,835,000 as compared to $1,275,000 for the corresponding period of 1996, an increase of $560,000 or 43.9%. Although the Company successfully reduced headcount and general operating costs by approximately $341,000 or 26.8% as compared to the corresponding period of 1996, the Company, as expected, incurred additional legal, accounting and consulting fees of approximately $964,000 in connection with the continuing restructuring activities and litigation against certain members of the Company's former management team and directors.

     Depreciation expense for the three month period ended March 31, 1997 was $90,000 as compared to $339,000 for the corresponding period of 1996, a decrease of $249,000 or 73.5%. The decrease is primarily due to the decrease in the operating lease base, resulting from decreases in operating leases originated by the Company over the past year and the sale of equipment coming off lease.

     Prior to 1996, the Company utilized a combination of benchmark/matrices for establishing performance of the residual portfolio. During 1996, due to changes in market conditions, the Company evaluated residual values based upon independent assessments by industry professionals, in addition to the already established criteria used in the benchmark/matrices methodology previously used. As a result of such procedures, the Company has recorded an additional residual value estimate reduction of $709,000 for the three month period ended March 31, 1997.

     Net Loss. Net loss for the three month period ended March 31, 1997 was $1,869,000 as compared to $403,000 for the corresponding period of 1996, an increase of $1,466,000 or 363.8%. The increase in the net loss is attributable to the decreases in revenue components, and the net increases in total costs, specifically described above. Net loss per share for the three month period ended March 31, 1997 was $.36 per share as compared to $.08 per share for the corresponding prior year period, an increase of $.28 per share or 350.0%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash flow from operations of $1,918,000 during the three month period ended March 31, 1997, in part, due to the net loss of $1,869,000 for the same period. Investing activities, which are primarily related to investments in equipment for lease, provided $1,995,000 during the three month period, in part, due to the sale of equipment coming off lease. Financing activities in the three month period used $33,000, in, part due to repayments of aggregate nonrecourse and recourse debt of $1,108,000. The repayment of debt was offset by the issuance of 3,000,000 shares of the Company's Series AA
Convertible Preferred Stock at $.30 per share to Vestex in consideration of $900,000 of consulting fees due Vestex. The net result of the above activity for the three month period was an increase in cash and cash equivalents of $44,000. Cash and cash equivalents amounted to $65,000 at March 31, 1997 as compared to $25,000 at March 31, 1996. Cash restricted and escrowed amounted to $3.0 million at March 31, 1997 as compared to $2.4 million at March 31, 1996. Withdrawals of restricted cash balances are limited to debt service and working capital allotments, whereas the use of escrowed balances is limited to debt service payments.

     In February 1997, the Board of Directors approved the issuance of 3,000,000 shares of the Company's Series AA Convertible Preferred Stock at $.30 per share to Vestex in consideration of $900,000 of consulting fees due Vestex. In addition during the first quarter of 1997, the Company received loans from Vestex of approximately $250,000 which are due on demand.


     In April 1997, the Company executed and delivered (1) the Loan Reduction and Purchase and Assignment Agreement dated as of April 1997 among the Company, its corporate affiliates and/or subsidiaries, Fleet National Bank- Corporate Trust Division, as agent (the "Agent") for the Company's principal recourse lenders, and Vestex, the Company's majority stockholder; (2) release in favor of the principal recourse lenders to be given by Vestex and Brian Adley, Chairman of the Board of Directors of the Company and president of Vestex, individually;
(3) release in favor of the principal recourse lenders to be given by the Company, its corporate affiliates and/or subsidiaries; and (4) $1,500,000 Secured Promissory Note given by the Company, its corporate affiliates and/or subsidiaries in favor of Vestex.

     In April 1997, both an intercreditor loan and secured inventory loan were repaid in advance of their respective terms. The aggregate amount of this debt on the repayment date was approximately $1,906,000 of which approximately $976,000 was paid in cash and the balance of $930,000 was forgiven. In addition, the Company paid approximately $22,000 in legal and bank fees to complete this transaction.

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

     On May 19, 1997, the Company borrowed $1.5 million from the Vice Chairman of the Board of the Company. The loan is evidenced by a promissory note that bears interest at the prime rate plus 2-1/8% (10-3/8% at May 19, 1997) and is guaranteed by the Chairman of the Board of the Company. The Company is also negotiating an additional $2.5 million loan with a bank and a $2.5 million warehouse line of credit facility with a financing institution owned by the Vice Chairman of the Board of the Company. Although there can be no assurance that such financing will occur, management is confident that these additional financing transactions can be closed during the third quarter of fiscal 1997.

     On June 6, 1997, the Company issued 8,333,333 shares of Common Stock to Vestex in consideration of the guarantee by Vestex of certain bank lines of credit in the aggregate of $4,000,000. The Company will record compensation expense of $1,000,000 in connection with this guarantee. On June 6, 1997, the Company also issued 6,716,667 shares of Common Stock to Vestex in consideration of approximately $806,000 of fees due Vestex which were previously accrued. Of the total 15,050,000 shares issued, 1,430,911 shares were issued from treasury stock.

     The remarketing of equipment has played and will continue to play a vital role in the Company's operating activities. In connection with the sale of lease transactions to investors, the Company typically is entitled to share in a portion of the residual value realized upon remarketing. Successful remarketing of the equipment is essential to the realization of the Company's interest in the residual value of its managed portfolio. It is also essential to the Company's ability to recover its original investment in the equipment in its own portfolios and to recognize a return on that investment. The Company has found that its ability to remarket equipment is affected by a number of factors. The original equipment specifications, current market conditions, technological changes, and condition of the equipment upon its return all influence the price for which the equipment can be sold or re-leased. Delays in remarketing caused by various market conditions reduce the profitability of the remarketing.

     The Company anticipates it will continue to dedicate substantial resources toward the further development and improvement of its remarketing capabilities and believes that remarketing will continue to be a profit center for the Company. The Company's strategy is to further exploit its remarketing expertise by continuing to develop its ability to sell remarketing services to other lessors, fleet owners, and lessees and also to create a dealer capability under which the Company would buy and resell fleet equipment. The Company is also implementing a plan to expand its brokerage activities through the Internet and the use of other information technologies.

     The Company's current lines of credit, if renewed or replaced, the renewal of recently expired lines, its expected access to the public and private securities markets, both debt and equity, anticipated new lines of credit (both short-term and long-term and recourse and nonrecourse), anticipated long-term financing of individual significant lease transactions, and its estimated cash flows from operations are anticipated to provide adequate capital to fund the Company's operations for the next twelve months. Although no assurances can be given, the Company expects to be able to renew or timely replace its existing and recently expired lines of credit, to continue to have access to the public and private securities markets, both debt and equity, and to be able to enter into new lines of credit and individual financing transactions.


POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's future quarterly operating results and the market price of its stock may fluctuate. In the event the Company's revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of the Company's stock. Any such adverse impact could be greater if any such shortfall occurs near the same time of any material decrease in any widely followed stock index or in the market price of the stock of one or more public equipment leasing companies or major customers or vendors of the Company.


     The Company's quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, as a result of sales by the Company of equipment it leases to its customers. Such sales of equipment, which are an ordinary but not predictable part of the Company's business, will have the effect of increasing revenues, and, net income to the extent sales proceeds exceeds net book value, during the quarter in which the sale occurs. Furthermore, any such sale may result in the reduction of revenue, and net income, otherwise expected in subsequent quarters, as the Company will not receive lease revenue from the sold equipment in those quarters.

     Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations to immediately succeeding quarters are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

     This Quarterly Report on Form 10-Q contains certain "Forward-Looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or the Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introduction and acceptance, technology changes and changes in industry conditions. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

                           Part II. Other Information

Item 1.    Legal Proceedings

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

Item 2.    Changes in Securities
           None

Item 3.    Defaults Under Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits - None

          (b) Reports on Form 8-K - During the first quarter of 1997, the Company filed a Form 8-K report (Item 5) dated March 26, 1997 and a Form 8-K report (Item 4) dated March 5, 1997.

                             Chancellor Corporation


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHANCELLOR CORPORATION


                                       /s/ John J. Powell
                                       John J. Powell
                                       President and Chief Executive Officer

DATE:  July 28, 1997