Form 10-Q
period 1997-06-30
CHANCELLOR CORP
filed 1997-08-13
CIK 724051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                     Chancellor Corporation and Subsidiaries

                                                                         Page
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as
                     of June 30, 1997 and December 31, 1996                 2

                  Condensed Consolidated Statements of Operations for the
                     Three and Six Months Ended June 30, 1997 and 1996      3

                  Condensed Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 1997 and 1996                4

                  Notes to Condensed Consolidated Financial Statements      5


         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    7



Part II. Other Information                                                 12

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K



Signatures                                                                 13


                     Chancellor Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)


                                                                             June 30,        December 31,
                                                                               1997             1996
                                                                          --------------     -------------
                                                                           (unaudited)


Assets

   Cash and cash equivalents                                                   $    226         $     21
   Cash - restricted and escrowed                                                 2,488            3,553
   Receivables, net                                                                 302            2,563
   Leased equipment held for underwriting                                          --              1,231
   Net investment in direct finance leases                                          567              748
   Equipment on operating lease, net of accumulated depreciation
     of $6,351 and $7,191                                                           254              497
   Residual values, net                                                             108              748
   Furniture and equipment, net of accumulated depreciation
     of $2,672 and $2,655                                                            58              121
   Other assets, net                                                              1,652              980
                                                                               --------         --------

                                                                               $  5,655         $ 10,462
                                                                               ========         ========

Liabilities and Stockholders' Deficit

   Accounts payable and accrued expenses                                       $  5,032         $ 10,260
   Indebtedness:
     Nonrecourse                                                                    714            1,188
     Recourse                                                                     4,829            3,432
                                                                               --------         --------
          Total liabilities                                                      10,575           14,880
                                                                               --------         --------


Stockholders' deficit:
   Convertible preferred stock, Series AA, $.01 par value, 10,000,000 shares
     authorized, 8,000,000 and 5,000,000 shares issued and outstanding               80               50
   Common stock, $.01 par value; 30,000,000 shares authorized,
     20,186,391 and 6,567,302 shares issued and outstanding                         202               65
   Additional paid-in capital                                                    26,612           24,609
   Accumulated deficit                                                          (31,814)         (28,606)
                                                                               --------         --------
                                                                                 (4,920)          (3,882)
   Less: Treasury stock, none and 1,430,911 shares at cost                          --              (536)
                                                                               --------         --------
          Total stockholders' deficit                                            (4,920)          (4,418)
                                                                               --------         --------

                                                                               $  5,655         $ 10,462
                                                                               ========         ========



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.


                             Chancellor Corporation and Subsidiaries
                         Condensed Consolidated Statements of Operations
                              (In Thousands, Except Per Share Data)


                                         Three Months Ended June 30,    Six Months Ended June 30,
                                              1997          1996           1997          1996
                                         ------------   -----------    ------------   -----------
                                          (unaudited)   (unaudited)    (unaudited)    (unaudited)
Revenues:
   Rental income                         $       218    $       631    $       496    $     1,211
   Lease underwriting income                      23            191             38            324
   Direct finance lease income                   101             41            141             79
   Interest income                                 3             17             16             31
   Gains from portfolio remarketing              211            400            384            649
   Fees from remarketing activities              169            217            518            424
   Other income                                   18             24             18            143
                                         -----------    -----------    -----------    -----------
                                                 743          1,521          1,611          2,861
                                         -----------    -----------    -----------    -----------

Costs and expenses:
   Selling, general and administrative         2,824          1,314          4,660          2,589
   Interest expense                              117            149            219            278
   Depreciation and amortization                  71            298            161            637
   Residual value estimate reduction            --             --              709           --
                                         -----------    -----------    -----------    -----------
                                               3,012          1,761          5,749          3,504
                                         -----------    -----------    -----------    -----------

Net loss before extraordinary
   item                                       (2,269)          (240)        (4,138)          (643)

Extraordinary item - gain on early
   extinguishment of debt                        930           --              930           --
                                         -----------    -----------    -----------    -----------

Net loss                                     ($1,339)         ($240)       ($3,208)         ($643)
                                         ===========    ===========    ===========    ===========

Net loss per share:
   Before extraordinary item                   ($.24)         ($.05)         ($.56)         ($.13)
   Extraordinary item                            .10           --              .13           --
                                         -----------    -----------    -----------    -----------
                                               ($.14)         ($.05)         ($.43)         ($.13)
                                         ===========    ===========    ===========    ===========


Weighted average common and common
   equivalent shares                       9,664,114      5,136,391      7,412,760      5,136,391
                                         ===========    ===========    ===========    ===========





                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.



                                 Chancellor Corporation and Subsidiaries
                             Condensed Consolidated Statements of Cash Flows
                                              (In Thousands)


                                                                                Six Months Ended June 30,
                                                                                  1997               1996
                                                                               ----------        -----------
                                                                               (unaudited)       (unaudited)
Cash flows from operating activities:
   Net loss                                                                     ($ 3,208)              ($64)
                                                                                 -------            -------
   Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                                  161                637
      Residual value estimate realizations and
         reductions, net of additions                                                640                 74
      Changes in assets and liabilities:
            Decrease in receivables                                                2,261              1,714
            Increase in other assets                                                (672)               (21)
            Decrease in accounts payable and accrued expenses                     (5,228)            (1,797)
                                                                                 -------            -------
                                                                                  (2,838)               607
                                                                                 -------            -------
                Net cash used by operating activities                             (6,046)               (36)
                                                                                 -------            -------

Cash flows from investing activities:

   Leased equipment held for underwriting                                          1,231             (5,485)
   Net investments in direct finance leases                                          181                266
   Equipment on operating lease                                                      113                630
   Investment in Truckscan                                                          --                 (350)
   Net change in cash restricted and escrowed                                      1,065              1,494
   Additions to furniture and equipment, net                                          32                (29)
                                                                                 -------            -------
                Net cash provided (used) by investing activities                   2,622             (3,474)
                                                                                 -------            -------

Cash flows from financing activities:

   Increase in indebtedness - nonrecourse                                             20              3,873
   Increase in indebtedness - recourse                                             4,074               --
   Repayments of indebtedness - nonrecourse                                         (494)               (80)
   Repayments of indebtedness - recourse                                          (2,677)              (654)
   Issuance of preferred stock, net                                                  900              1,021
   Issuance of common stock, net                                                   1,806               --
                                                                                 -------            -------
                Net cash provided by financing activities                          3,629              3,560
                                                                                 -------            -------

Net increase in cash and cash equivalents                                            205                 50
Cash and cash equivalents at beginning of period                                      21                185
                                                                                 -------            -------
Cash and cash equivalents at end of period                                       $   226            $   235
                                                                                 =======            =======





                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

CHANCELLOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosure required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-K. The results for the interim period ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

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

3.   DEBT

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

4.   PREFERRED STOCK

     In February 1997, the Board of Directors approved the issuance of 3,000,000 shares of the Company's Series AA Convertible Preferred Stock ("Preferred Stock") at $.30 per share to Vestex, the Company's majority stockholder, in consideration of $900,000 of consulting fees due to Vestex. Each share of Preferred Stock is entitled to the number of votes equal to the number of

CHANCELLOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


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

5.   COMMON STOCK

     On June 6, 1997, the Company issued 8,333,333 shares of Common Stock to Vestex in consideration of the guarantee by Vestex of certain bank lines of credit in the aggregate of $4,000,000. The Company ascribed a value of $1,000,000 to the guarantee and recorded the value as debt issuance costs.

     On June 6, 1997, the Company also issued 6,716,667 shares of Common Stock to Vestex in consideration of approximately $806,000 of fees due Vestex which were previously accrued. Of the total 15,050,000 shares issued, 1,430,911 shares were issued from treasury stock.

6.   STOCK OPTION PLAN

     In April 1997, the Board of Directors approved, subject to stockholder approval, the 1997 Stock Option Plan (the "Plan"). The Plan provides for the grant of options to purchase up to 2,500,000 shares of Common Stock to new management, employees and consultants. Vestex will contribute 500,000 shares of Common Stock that it currently owns into the Plan.

7.   DIVESTITURE

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

CHANCELLOR CORPORATION

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 1997 vs. June 30, 1996

     Revenues. Total revenues for the three month period ended June 30, 1997 was $743,000 as compared to $1,521,000 for the corresponding prior year period, a decrease of $778,000 or 51.2%. For the three month period ended June 30, 1997, rental income decreased by $413,000 or 65.5% as compared to the corresponding prior year period. The decrease in rental income is attributable primarily to the expiration of several leases, including the subsequent disposition of $2.0 million of equipment (based on its original cost). Rental income will continue to decrease until the Company is able to begin adding new equipment to its portfolio. For the three month period ended June 30, 1997, lease underwriting income decreased by $168,000 or 88.0% as compared to the corresponding prior year period. Lease underwriting income decreased due to the origination of only $844,000 of equipment leases, at cost, as compared to origination of $6.7 million of equipment leases, at cost, during the same period last year. For the three month period ended June 30, 1997, direct finance lease income increased by $60,000 or 146.3%, as compared to the corresponding prior year period. The increase in direct finance lease income is attributable to the transfer of 10 leases acquired as a result of the buyout of the intercreditor agreement in April 1997. For the three month period ended June 30, 1997, gains from portfolio remarketing decreased by $189,000 or 47.3% as compared to the corresponding prior year period. The decrease in gains from portfolio remarketing is attributable to the decrease in sales of portfolio assets during the three month period ended June 30, 1997 as compared to the corresponding prior year period. For the three month period ended June 30, 1997, fees from remarketing activities decreased by $48,000 or 22.7% as compared to the corresponding prior year period. This decrease is attributable in part to the lack of remarketing to third parties other than trusts in the current period as compared to the prior year period. Although no fees were attributable to remarketing performed for third parties other than trust investors, management plans to utilize the Company's remarketing expertise to provide such services to third parties.

     Costs and Expenses. Selling, general and administrative expense for the three month period ended June 30, 1997 was $2,824,000 as compared to $1,314,000 for the corresponding prior year period, an increase of $1,510,000 or 114.9%. As expected, the Company incurred additional legal, accounting and consulting fees of approximately $1,202,000 in connection with the continuing restructuring activities and litigation against certain members of the Company's former management team and directors. Management does not believe it will incur further significant costs in connection with the restructuring of the Company. Additionally, the Company recorded $1,000,000 of debt issuance costs in connection with the guarantee by Vestex of the $4,000,000 bank lines of credit. Although selling, general and administrative expenses increased as a whole, the Company reduced operating costs by approximately $577,000 or 48.0% as compared to the corresponding prior year period. These cost reductions result from the continued restructuring and stabilization efforts by the new management team.

     Interest expense for the three month period ended June 30, 1997 was $117,000 as compared to $149,000 for the corresponding prior year period, a decrease of $32,000 or 21.5%. The decrease in interest expense is attributable to lower interest rates on recourse debt.

     Depreciation expense for the three month period ended June 30, 1997 was $71,000 as compared to $298,000 for the corresponding prior year period, a decrease of $227,000 or 76.2%. The decrease is primarily due to the decrease in the operating lease base, resulting from decreases in operating leases originated by the Company over the past year and sale of equipment coming off lease.

     Extraordinary Item - Gain on Early Extinguishment of Debt. The Company recorded a gain on early extinguishment of debt for the three month period ended June 30, 1997 of $930,000. In April 1997, the Company repaid in advance of their respective terms an intercreditor loan and secured inventory loan. The aggregate amount of this debt on the repayment date was $1,906,000, of which approximately $976,000 was paid in cash and the balance of $930,000 was forgiven. In addition, the Company paid approximately $22,000 in legal and bank fees to complete this transaction.

     Net Loss. Net loss for the three month period ended June 30, 1997 was $1,339,000 as compared to $240,000 for the corresponding prior year period, an increase of $1,099,000 or 457.9%. The increase in the net loss is attributable to the decrease in revenue components and the net increases in total costs, specifically described above. The increase in the net loss is offset in part by the impact of the gain on early extinguishment of debt. Net loss per share for the three month period ended June 30, 1997 was $.14 per share as compared to $.05 per share for the corresponding prior year period, an increase of $.09 per share or 180.0%.


Six Month Period Ended June 30, 1997 vs. June 30, 1996

     Revenues. Total revenues for the six month period ended June 30, 1997 was $1,611,000 as compared to $2,861,000 for the corresponding prior year period, a decrease of $1,250,000 or 43.7%. For the six month period ended June 30, 1997, rental income decreased by $715,000 or 59.0% as compared to the corresponding prior year period. The decrease in rental income is attributable primarily to the expiration of several leases, including the subsequent disposition of $2.9 million of equipment (based on its original cost). Rental income will continue to decrease until the Company is able to begin adding new equipment to its portfolio. For the six month period ended June 30, 1997, lease underwriting income decreased by $286,000 or 88.3% as compared to the corresponding prior year period. Lease underwriting income decreased due to the origination of only $1.4 million of equipment leases, at cost, as compared to origination of $9.5 million of equipment leases, at cost, during the same period last year. For the six month period ended June 30, 1997, direct finance lease income increased by $62,000 or 78.5%, as compared to the corresponding prior year period. The increase in direct finance lease income is attributable to the transfer of 10 leases acquired as a result of the buyout of the intercreditor agreement in April 1997. For the six month period ended June 30, 1997, gains from portfolio remarketing decreased by $265,000 or 40.8% as compared to the corresponding prior year period. The decrease in gains from portfolio remarketing is attributable to the decrease in sales of portfolio assets during the six month period ended June 30, 1997 as compared to the corresponding prior year period. For the six month period ended June 30, 1997, fees from remarketing activities increased by $94,000 or 22.2% as compared to the corresponding prior year period. This increase is attributable to a continued focus by management on the remarketing of trust assets as they become available for sale. Although no fees were attributable to remarketing performed for third parties other than trust investors, management plans to utilize the Company's remarketing expertise to provide such services to third parties. For the six month period ended June 30, 1997, other income decreased by $125,000 or 87.4% as compared to the corresponding prior year period. The decrease is due primarily to a $101,000 bankruptcy claim settlement recognized in the six month period ended June 30, 1996.

     Costs and Expenses. Selling, general and administrative expense for the six month period ended June 30, 1997 was $4,660,000 as compared to $2,589,000 for the corresponding prior year period, an increase of $2,071,000 or 80.0%. As expected, the Company incurred additional legal, accounting and consulting fees of approximately $2,166,000 in connection with the continuing restructuring activities and litigation against certain members of the Company's former management team and directors. Management does not believe it will incur further significant costs in connection with the restructuring of the Company. Additionally, the Company recorded $1,000,000 of debt issuance costs in connection with the guarantee by Vestex of the $4,000,000 bank lines of credit. Although selling, general and administrative expenses increased as a whole, the Company reduced operating costs by approximately $918,000 or 37.1% as compared to the corresponding prior year period. These cost reductions result from the continued restructuring and stabilization efforts by the new management team, including the reduction of headcount and general operating costs.

     Interest expense for the six month period ended June 30, 1997 was $219,000 as compared to $278,000 for the corresponding prior year period, a decrease of $59,000 or 21.2%. The decrease in interest expense is attributable to lower interest rates on recourse debt.

     Depreciation expense for the six month period ended June 30, 1997 was $161,000 as compared to $637,000 for the corresponding prior year period, a decrease of $476,000 or 74.7%. The decrease is primarily due to the decrease in the operating lease base, resulting from decreases in operating leases originated by the Company over the past year and sale of equipment coming off lease.

     Extraordinary Item - Gain on Early Extinguishment of Debt. The Company recorded a gain on early extinguishment of debt for the six month period ended June 30, 1997 of $930,000. In April 1997, the Company repaid in advance of their respective terms an intercreditor loan and secured inventory loan. The aggregate amount of this debt on the repayment date was $1,906,000, of which approximately $976,000 was paid in cash and the balance of $930,000 was forgiven. In addition, the Company paid approximately $22,000 in legal and bank fees to complete this transaction.

     Net Loss. Net loss for the six month period ended June 30, 1997 was $3,208,000 as compared to $643,000 for the corresponding prior year period, an increase of $2,565,000 or 398.9%. The increase in the net loss is attributable to the decrease in revenue components and the net increases in total costs, specifically described above. The increase in the net loss is offset in part by the impact of the gain on early extinguishment of debt. Net loss per share for the six month period ended June 30, 1997 was $.43 per share as compared to $.13 per share for the corresponding prior year period, an increase of $.30 per share or 230.8%.


LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash flow from operations of $6,046,000 during the six month period ended June 30, 1997, in part, due to the net loss of $3,208,000, for the same period, and conversion of approximately $4.0 million of fees due Vestex into recourse debt, preferred stock and common stock. Investing activities, which are primarily related to investments in equipment for lease, provided $2,662,000 during the six month period, in part, due to the sale of equipment coming off lease and the effect of the early termination of the intercreditor loans. Financing activities in the six month period provided $3,629,000, in, part due to the issuance of 3,000,000 shares of the Company's Series AA Convertible Preferred Stock at $.30 per share to Vestex in consideration of $900,000 of consulting fees due Vestex, the conversion of approximately $2.3 million of accrued fees due Vestex into recourse debt and the issuance of 6,716,667 shares of common stock in consideration of approximately $806,000 of accrued fees due Vestex.. The net result of the above activity for the six month period was an increase in cash and cash equivalents of $205,000. Cash and cash equivalents amounted to $226,000 at June 30, 1997 as compared to $235,000 at June 30, 1996. Cash restricted and escrowed amounted to $2.5 million at June 30, 1997 as compared to $3.0 million at June 30, 1996. Withdrawals of restricted cash balances are limited to debt service and working capital allotments, whereas the use of escrowed balances is limited to debt service payments.

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

     On June 6, 1997, the Company issued 8,333,333 shares of Common Stock to Vestex in consideration of the guarantee by Vestex of certain bank lines of credit in the aggregate of $4,000,000. The Company ascribed a value of $1,000,000 to the guarantee and recorded the value as debt issuance costs. On June 6, 1997, the Company also issued 6,716,667 shares of Common Stock to Vestex in consideration of approximately $806,000 of fees due Vestex which were previously accrued. Of the total 15,050,000 shares issued, 1,430,911 shares were issued from treasury stock.

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

     The Company's quarterly results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, as a result of sales by the Company of equipment it leases to its customers. Such sales of equipment, which are an ordinary but not predictable part of the Company's business, will have the effect of increasing revenues, and, to the extent sales proceeds exceeds net book value, net income, during the quarter in which the sale occurs. Furthermore, any such sale may result in the reduction of revenue, and net income, otherwise expected in subsequent quarters, as the Company will not receive lease revenue from the sold equipment in those quarters.

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

Item 3.   Defaults Under Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits - The following exhibits are filed herewith:

          10.1 Loan Reduction and Purchase and Assignment Agreement dated as of April 4, 1997 by and among Fleet National Bank, the lenders named in the agreement, Vestex Capital Corporation, and Chancellor Corporation and its affiliates.

          (b) Reports on Form 8-K - None

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

DATE:  August 13, 1997