Form 10-Q
period 1997-09-30
CHANCELLOR CORP
filed 1997-11-14
CIK 724051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number  0-11663

                             CHANCELLOR CORPORATION
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                  04-2626079
  (State or other jurisdiction of               (I.R.S. Employer I.D. No.)
 incorporation or organization)


                  210 South Street, Boston, Massachusetts     02111
               (Address of principal executive offices)     (Zip Code)

                                (617) 368 - 2700
              (Registrant's telephone number, including area code)

                745 Atlantic Avenue, Boston, Massachusetts 02111
                 (Former Address, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


As of September 30, 1997, 25,386,391 shares of Common Stock, $.01 par value per share, and 8,000,000 shares of Series AA Convertible Preferred Stock, $.01 par value per share (with a liquidation preference of $.50 per share or $4,000,000) were outstanding.

                                Chancellor Corporation and Subsidiaries

                                                                                                 Page

Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as
                     of September 30, 1997 and December 31, 1996                                    2

                  Condensed Consolidated Statements of Operations for the
                     Three and Nine Months Ended September 30, 1997 and 1996                        3

                  Condensed Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 30, 1997 and 1996                                  4

                  Notes to Condensed Consolidated Financial Statements                              5


         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            7



Part II. Other Information                                                                         13

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K



Signatures                                                                                         15



                                   Chancellor Corporation and Subsidiaries
                                    Condensed Consolidated Balance Sheets
                                                (In Thousands)

                                                                              September 30,     December 31,
                                                                                  1997              1996
                                                                               (unaudited)

Assets

   Cash and cash equivalents                                                   $    110           $     21
   Cash - restricted and escrowed                                                 3,359              3,553
   Receivables, net                                                               1,587              2,563
   Leased equipment held for underwriting                                         1,126              1,231
   Net investment in direct finance leases                                          603                748
   Equipment on operating lease, net of accumulated depreciation
     of $5,843 and $7,191                                                           235                497
   Residual values, net                                                             608                748
   Furniture and equipment, net of accumulated depreciation
     of $2,695 and $2,655                                                           896                121
   Other assets, net                                                                627                980
                                                                               --------           --------
                                                                               $  9,150           $ 10,462
                                                                               ========           ========
Liabilities and Stockholders' Deficit

   Accounts payable and accrued expenses                                       $  9,867           $ 10,260
   Indebtedness:
     Nonrecourse                                                                    619              1,188
     Recourse                                                                     3,652              3,432
                                                                               --------           --------
          Total liabilities                                                      14,138             14,880
                                                                               --------           --------

Stockholders' deficit:
   Convertible preferred stock, Series AA, $.01 par value, 20,000,000 shares
     authorized, 8,000,000 and 5,000,000 shares issued and outstanding               80                 50
   Common stock, $.01 par value; 75,000,000 shares authorized,
     25,386,391 and 6,567,302 shares issued and outstanding                         268                 65
   Additional paid-in capital                                                    27,066             24,609
   Accumulated deficit                                                          (32,402)           (28,606)
                                                                               --------           --------
                                                                                 (4,988)            (3,882)
   Less: Treasury stock, none and 1,430,911 shares at cost                         --                 (536)
                                                                               --------           --------
          Total stockholders' deficit                                            (4,988)            (4,418)
                                                                               --------           --------
                                                                               $  9,150           $ 10,462
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

                                    Chancellor Corporation and Subsidiaries
                                Condensed Consolidated Statements of Operations
                                     (In Thousands, Except Per Share Data)



                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                        September 30,
                                                 1997               1996              1997               1996
                                             (unaudited)        (unaudited)       (unaudited)        (unaudited)

Revenues:
   Rental income                           $      250            $     442        $      746        $   1,654
   Lease underwriting income                       --                   73                38              396
   Direct finance lease income                     88                   54               228              133
   Interest income                                 16                   10                32               41
   Gains from portfolio remarketing                85                  336               468              985
   Fees from remarketing activities               388                  216               906              640
   Other income                                   307                   --               325              142
                                           ----------            ---------        ----------        ---------
                                                1,134                1,131             2,743            3,991
                                           ----------            ---------        ----------        ---------
Costs and expenses:
   Selling, general and administrative          1,483                1,417             6,143            4,005
   Interest expense                               170                  102               391              380
   Depreciation and amortization                   64                  238               225              875
   Residual value estimate reduction               --                   --               709               --
                                           ----------            ---------        ----------        ---------
                                                1,717                1,757             7,468            5,260
                                           ----------            ---------        ----------        ---------

Net income (loss) before extraordinary     (      583)           (     626)       (    4,725)       (   1,269)
  item

Extraordinary item - gain on early                 --                   --               930               --
                                           ----------            ---------        ----------        ---------
Net income (loss)                          ($     583)           ($    626)       ($   3,795)       ($  1,269)
                                           ==========            =========        ==========        =========

Net income (loss) per share:
   Before extraordinary item               ($     .03)           ($    .11)       ($     .37)       ($    .22)
   Extraordinary item                              --                   --               .07               --
                                           ----------            ---------        ----------        ---------
                                           (      .03)           ($    .11)       ($     .30)       ($    .22)
                                           ==========            =========        ==========        =========

Weighted average common and common
   equivalent shares                       22,819,000            5,851,847        12,473,570        5,851,847
                                           ==========            =========        ==========        =========


                             The accompanying notes are an integral part of these
                                 condensed consolidated financial statements.


                             Chancellor Corporation and Subsidiaries
                         Condensed Consolidated Statements of Cash Flows
                                          (In Thousands)


                                                                 Nine Months Ended September 30,
                                                                     1997               1996
                                                                 (unaudited)         (unaudited)

Cash flows from operating activities:
   Net loss                                                        ($3,795)            ($1,269)
                                                                   -------             -------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation and amortization                                    225                 875
      Residual value estimate realizations and
         reductions, net of additions                                  140                 176
      Changes in assets and liabilities, net of effects from
         purchase of Long River Capital:
            Decrease in receivables                                  1,068               1,437
            Decrease (increase) in other assets                        567                 (34)
            Decrease in accounts payable and accrued expenses         (563)             (1,188)
                                                                   -------             -------
                                                                     1,437               1,266
                                                                   -------             -------
                Net cash used by operating activities               (2,358)                 (3)
                                                                   -------             -------
Cash flows from investing activities:
   Leased equipment held for underwriting                              105              (2,009)
   Net investments in direct finance leases                            145                 475
   Equipment on operating lease                                         91                 615
   Investment in Truckscan                                              --                (381)
   Payment for purchase of Long River Capital,
      net of cash acquired                                             (86)                 --
   Net change in cash restricted and escrowed                          194                 808
   Additions to furniture and equipment, net                          (829)               (103)
                                                                   -------             -------
                Net cash provided (used) by investing activities      (380)               (595)
                                                                   -------             -------

Cash flows from financing activities:
   Increase in indebtedness - nonrecourse                               40                 433
   Increase in indebtedness - recourse                               4,463                  --
   Repayments of indebtedness - nonrecourse                           (609)               (112)
   Repayments of indebtedness - recourse                            (4,293)               (918)
   Issuance of preferred stock, net                                    900               1,021
   Issuance of common stock, net                                     2,326                  --
                                                                   -------             -------
                Net cash provided by financing activities            2,827                 424
                                                                   -------             -------

Net increase (decrease) in cash and cash equivalents                    89                (174)
Cash and cash equivalents at beginning of period                        21                 185
                                                                   -------             -------
Cash and cash equivalents at end of period                         $   110             $    11
                                                                   =======             =======


                          The accompanying notes are an integral part of
                        these condensed consolidated financial statements.

CHANCELLOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosure required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-K. The results for the interim period ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

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

     On June 6, 1997, the Company issued 6,716,667 shares of Common Stock to Vestex in consideration of approximately $806,000 of fees due Vestex which were previously accrued. Of the total 15,050,000 shares issued, 1,430,911 shares were issued from treasury stock. On September 24, 1997, the Company issued 5,000,000 shares of Common Stock to Vestex in consideration of approximately $500,000 of fees due Vestex which were previously accrued.

     As of September 30, 1997, 25,386,391 shares of Common Stock were outstanding. In combination with the 8,000,000 shares of Series AA Convertible Preferred Stock outstanding, the Company would have 33,386,391 shares of Common Stock outstanding on an "as converted" basis.

     CHANCELLOR CORPORATION

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


4.   ACQUISITION

     On July 31, 1997, the Company acquired certain assets and assumed certain liabilities of Long River Capital, Inc., a company engaged in automobile loan application processing and origination of automobile loans for high credit risk consumers. Mr. Michael Marchese, a principal stockholder of Long River Capital, Inc., is also a director of the Company. Total consideration for the purchase of $104,000 of assets at their fair market value consisted primarily of $68,000 in cash, the issuance of 200,000 shares of the Company's common stock having a fair market value of $20,000 and the assumption of $229,000 of liabilities and accrued acquisition costs. The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The excess of purchase price over the fair market value of net assets acquired of $213,000 has been included in other assets.

CHANCELLOR CORPORATION


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 1997 vs. September 30, 1996

         Revenues. Total revenues for the three month period ended September 30, 1997 were $1,134,000 as compared to $1,131,000 for the corresponding prior year period, an increase of $3,000 or 0.3%. For the three month period ended September 30, 1997, rental income decreased by $192,000 or 43.4% as compared to the corresponding prior year period. The decrease in rental income is attributable primarily to the expiration of several leases, including the subsequent disposition of $653,000 of equipment (based on its original cost). With the completion of its restructuring efforts, the Company has started to originate new equipment leases ($26,000 at cost during the three month period ended September 30, 1997), however rental income will continue to decrease until new equipment additions are sufficient to compensate for an aging lease
portfolio.   For  the  three  month  period  ended  September  30,  1997,  lease underwriting income decreased by $73,000 or 100.0% as compared to the corresponding prior year period. Lease underwriting income decreased due to the lack of syndication of new equipment leases, as compared to syndication of $5.2 million of equipment leases, at cost, during the same period last year. Additionally, as a consequence of the restructuring commenced in January 1997, the Company is rebuilding its lease origination sales force. For the three month period ended September 30, 1997, direct finance lease income increased by $34,000 or 63.0%, as compared to the corresponding prior year period. The increase in direct finance lease income is attributable to the transfer of 10 leases acquired as a result of the buyout in April 1997 of the intercreditor agreement and the addition of 2 international leases in the current quarter. Management believes there are numerous opportunities in the international markets due to increased infrastructure spending and higher rates of return and will devote certain resources to expanding these market opportunities. For the three month period ended September 30, 1997, gains from portfolio remarketing decreased by $251,000 or 74.7% as compared to the corresponding prior year period. The decrease in gains from portfolio remarketing is attributable to the decrease in sales of portfolio assets during the three month period ended September 30, 1997 as compared to the corresponding prior year period. For the three month period ended September 30, 1997, fees from remarketing activities increased by $172,000 or 79.6% as compared to the corresponding prior year period. This increase is attributable in part to an increase of remarketing to third parties other than trusts of $79,000 in the current period as compared to $32,000 the prior year period, an increase of 146.9%. Management plans to continue to increase the utilization of the Company's remarketing expertise to provide such services to third parties. For the three month period ended September 30, 1997, other income increased by $307,000 as compared to the corresponding prior year period. The increase is due primarily to approximately $300,000 of strategic and financial consulting service revenues provided in connection with the Company's long-term strategic objective of diversifying its financial product offerings.

         Costs and Expenses. Selling, general and administrative expense for the three month period ended September 30, 1997 was $1,483,000 as compared to $1,417,000 for the corresponding prior year period, an increase of $66,000 or 4.7%. The Company successfully implemented its restructuring strategy through the first two quarters of 1997 resulting in an improvement in its overall operational cost structure. The improved cost structure includes decreases during the period in human resource costs of approximately $306,000 and occupancy costs of approximately $56,000. These cost improvements have resulted in a stabilization of the corporate infrastructure and provide a firm foundation for the new management team to implement the growth phase of its restructuring strategy. These cost improvements were offset by approximately $100,000 in additional reserves against receivables and leased assets believed to be uncollectable, $165,000 in legal and professional fees accrued for potential litigation in connection with the Company's efforts to recover certain administrative costs incurred by and due to the Company from trusts, and $140,000 in advertising and consulting costs expended to support the Company in its growth strategy.

         Interest expense for the three month period ended September 30, 1997 was $170,000 as compared to $102,000 for the corresponding prior year period, an increase of $68,000 or 66.7%. If the comparison is

CHANCELLOR CORPORATION


considered without the standard allocation of interest expense as a reduction to lease underwriting income, interest expense actually decreased $102,000 or 37.5%. This decrease is primarily a result of the reduction in both recourse and non-recourse debt.

         Depreciation expense for the three month period ended September 30, 1997 was $64,000 as compared to $238,000 for the corresponding prior year period, a decrease of $174,000 or 73.1%. The decrease is primarily due to the decrease in the operating lease base, resulting from decreases in operating leases originated by the Company over the past year and sale of equipment coming off lease.

         Net Loss. Net loss for the three month period ended September 30, 1997 was $583,000 as compared to $626,000 for the corresponding prior year period, a decrease of $43,000 or 6.9%. The decrease in net loss is primarily attributable to the decrease in operating costs and expenses resulting from the continued restructuring and stabilization efforts by the new management team. Net loss per share for the three month period ended September 30, 1997 was $.03 per share as compared to $.11 per share for the corresponding prior year period, a decrease of $.08 per share or 72.7%. The decrease is due primarily to an increase of 289.9% in the number of shares issued and outstanding.


Nine Month Period Ended September 30, 1997 vs. September 30, 1996

         Revenues. Total revenues for the nine month period ended September 30, 1997 was $2,743,000 as compared to $3,991,000 for the corresponding prior year period, a decrease of $1,248,000 or 31.3%. For the nine month period ended September 30, 1997, rental income decreased by $908,000 or 54.9% as compared to the corresponding prior year period. The decrease in rental income is attributable primarily to the expiration of several leases, including the subsequent  disposition  of $2.3  million of  equipment  (based on its  original cost). With the completion of its restructuring efforts, the Company has started to originate new equipment leases ($51,000 at cost during the nine month period ended September 30, 1997), however, rental income will continue to decrease until new equipment additions are sufficient to compensate for an aging lease portfolio. For the nine month period ended September 30, 1997, lease underwriting income decreased by $358,000 or 90.4% as compared to the corresponding prior year period. Lease underwriting income decreased due to the origination of only $1.4 million of equipment leases, at cost, as compared to origination of $14.7 million of equipment leases, at cost, during the same period last year. Additionally, as a consequence of the restructuring commenced in January 1997, the Company is rebuilding its lease origination sales force. For the nine month period ended September 30, 1997, direct finance lease income increased by $95,000 or 71.4%, as compared to the corresponding prior year period. The increase in direct finance lease income is attributable to the transfer of 10 leases acquired as a result of the buyout in April 1997 of the intercreditor agreement and the addition of 2 international leases. For the nine month period ended September 30, 1997, gains from portfolio remarketing decreased by $517,000 or 52.5% as compared to the corresponding prior year period. The decrease in gains from portfolio remarketing is attributable to the decrease in sales of portfolio assets during the nine month period ended September 30, 1997 as compared to the corresponding prior year period. For the nine month period ended September 30, 1997, fees from remarketing activities increased by $266,000 or 41.6% as compared to the corresponding prior year period. This increase is attributable to a continued focus by management on the remarketing of trust assets as they become available for sale. This increase is also attributable to $79,000 of fees earned remarketing for third parties other than trust investors. Management plans to increase the utilization of the Company's remarketing expertise to provide such services to third parties. For the nine month period ended September 30, 1997, other income increased by $183,000 or 128.9% as compared to the corresponding prior year period. The increase is due primarily to $300,000 of strategic and financial consulting service revenues provided in connection with the Company's long-term strategic objective of diversifying its financial product offerings.

         Costs and Expenses. Selling, general and administrative expense for the nine month period ended September 30, 1997 was $6,143,000 as compared to $4,005,000 for the corresponding prior year period, an increase of $2,138,000 or 53.4%.

CHANCELLOR CORPORATION

The Company incurred additional legal, accounting and consulting fees of approximately $2,166,000 in connection with the continuing restructuring activities and litigation against certain members of the Company's former management team and directors during the first two quarters of fiscal 1997. Additionally, the Company recorded $1,000,000 of debt issuance costs in connection with the guarantee by Vestex of the $4,000,000 bank lines of credit. The Company reduced operating costs by approximately $1,484,000 or 38.9% as compared to the corresponding prior year period. These cost reductions result from the continued restructuring and stabilization efforts by the new management team, including the reduction of headcount and general operating costs. Management believes it has successfully implemented the cost stabilization phase of its restructuring strategy. These cost improvements have resulted in a stabilization of the corporate infrastructure and provides a firm foundation for the new management team to implement the growth phase of its restructuring strategy.

         Interest expense for the nine month period ended September 30, 1997 was $391,000 as compared to $380,000 for the corresponding prior year period, an increase of $11,000 or 2.9%. If the comparison is considered without the standard allocation of interest expense as a reduction to lease underwriting income, interest expense actually decreased $202,000 or 32.7%. This decrease is primarily a result of the reduction in both recourse and non-recourse debt.

         Depreciation expense for the nine month period ended September 30, 1997 was $225,000 as compared to $875,000 for the corresponding prior year period, a decrease of $650,000 or 74.3%. The decrease is primarily due to the decrease in the operating lease base, resulting from decreases in operating leases originated by the Company over the past year and sale of equipment coming off lease.

         Prior to 1996, the Company utilized a combination of benchmark/matrices for establishing performance of the residual portfolio. During 1996, due to changes in market conditions, the Company evaluated residual values based upon independent assessments by industry professionals, in addition to the already established criteria used in the benchmark/matrices methodology previously used. As a result of such procedures, the Company has recorded an additional residual value estimate reduction of $709,000 for the nine month period ended September 30, 1997.

         Extraordinary Item - Gain on Early Extinguishment of Debt. The Company recorded a gain on early extinguishment of debt for the nine month period ended September 30, 1997 of $930,000. In April 1997, the Company repaid in advance of their respective terms an intercreditor loan and secured inventory loan. The aggregate amount of this debt on the repayment date was $1,906,000, of which approximately $976,000 was paid in cash and the balance of $930,000 was forgiven. In addition, the Company paid approximately $22,000 in legal and bank fees to complete this transaction.

         Net Loss. Net loss for the nine month period ended September 30, 1997 was $3,795,000 as compared to $1,269,000 for the corresponding prior year period, an increase of $2,526,000 or 199.1%. The increase in the net loss is attributable to the decrease in revenue components and the net increases in total costs, specifically described above. The increase in the net loss is offset in part by the impact of the gain on early extinguishment of debt. Net loss per share for the nine month period ended September 30, 1997 was $.30 per share as compared to $.22 per share for the corresponding prior year period, an increase of $.08 per share or 36.4%. The decrease is due primarily to an increase of 113.2% in the number of shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         The Company used cash flow from operations of $2,358,000 during the nine month period ended September 30, 1997, in part, due to the net loss of $3,795,000, for the same period, and conversion of approximately $4.5 million of fees due Vestex into recourse debt, preferred stock and common stock. Investing activities used $380,000 during the nine month period, primarily as a result of expenditures in connection with the relocation and build-out of the Company's new office facility, offset in part by the sale of equipment coming off lease and the effect of the early termination of the intercreditor loans. Investing activities were also affected by the acquisition of Long River Capital. Financing activities in the nine month period provided $2,827,000, in part due to the issuance of 3,000,000 shares of the Company's Series AA Convertible Preferred Stock at $.30 per share to Vestex in consideration of $900,000 of consulting fees due Vestex, the conversion of approximately $2.3 million of

CHANCELLOR CORPORATION

accrued fees due Vestex into recourse debt and the issuance of 11,716,667 shares of common stock in consideration of approximately $1,306,000 of accrued fees due Vestex. The net result of the above activity for the nine month period was an increase in cash and cash equivalents of $89,000. Cash and cash equivalents amounted to $110,000 at September 30, 1997 as compared to $11,000 at September 30, 1996. Cash restricted and escrowed amounted to $3.4 million at September 30, 1997 as compared to $3.6 million at September 30, 1996. Withdrawals of restricted cash balances were previously limited to the distribution of rents and sales proceeds of trust-owned leases to investors, recourse debt service, and working capital allotments prior to the early termination of the intercreditor loans, whereas the use of escrowed balances are limited to non-recourse debt service payments. As a result of the early termination of the intercreditor loans, withdrawals of restricted cash balances are currently limited to the distribution of rents and sales proceeds of trust-owned leases to investors.

         In February 1997, the Board of Directors approved the issuance of 3,000,000 shares of the Company's Series AA Convertible Preferred Stock at $.30 per share to Vestex in consideration of $900,000 of consulting fees due Vestex. In addition during the first quarter of 1997, the Company received loans from Vestex of approximately $250,000 which are due on demand.

         In April 1997, the Company executed and delivered (1) the Loan Reduction and Purchase and Assignment Agreement dated as of April 1997 among the Company, its corporate affiliates and/or subsidiaries, Fleet National Bank-Corporate Trust Division, as agent (the "Agent") for the Company's principal recourse lenders, and Vestex, the Company's majority stockholder; (2) release in favor of the principal recourse lenders to be given by Vestex and Brian Adley, Chairman of the Board of Directors of the Company and president of Vestex, individually; (3) release in favor of the principal recourse lenders to be given by the Company, its corporate affiliates and/or subsidiaries; and (4) $1,500,000 Secured Promissory Note given by the Company, its corporate affiliates and/or subsidiaries in favor of Vestex.

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

         On May 19, 1997, the Company borrowed $1.5 million from the Vice Chairman of the Board of the Company. The loan is evidenced by a promissory note that bears interest at the prime rate plus 2-1/8% (10-3/8% at May 19, 1997) and is guaranteed by the Chairman of the Board of the Company. The Company is also negotiating an additional $2.5 million loan with a bank and a $2.5 million warehouse line of credit facility with a financing institution owned by the Vice Chairman of the Board of the Company. Although there can be no assurance that such financing will occur, management is confident that these additional financing transactions can be closed during the fourth quarter of fiscal 1997.

         On June 6, 1997, the Company issued 8,333,333 shares of Common Stock to Vestex in consideration of the guarantee by Vestex of certain bank lines of credit in the aggregate of $4,000,000. The Company ascribed a value of $1,000,000 to the guarantee and recorded the value as debt issuance costs. On June 6, 1997, the Company also issued 6,716,667 shares of Common Stock to Vestex in consideration of approximately $806,000 of fees due Vestex which were previously accrued. Of the total 15,050,000 shares issued, 1,430,911 shares were issued from treasury stock. On September 24, 1997, the Company issued 5,000,000 shares of Common Stock to Vestex in consideration of approximately $500,000 of fees due Vestex which were also previously accrued.

         On July 31, 1997, the Company acquired certain assets and assumed certain liabilities of Long River Capital, Inc., a company engaged in automobile loan application processing and origination of automobile loans for high credit risk consumers. Total consideration for the purchase of $104,000 of assets at their fair market value consisted primarily of $68,000 in cash, the issuance of 200,000 shares of the Company's common stock having a fair market value of $20,000 and the assumption of $229,000 of liabilities and accrued acquisition costs. The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The excess of purchase price over the fair market values of net assets acquired of $213,000 has been included in other assets.

CHANCELLOR CORPORATION

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

         The Company has now successfully begun a growth strategy of applying its knowledge of the highly competitive tractor/trailer/forklift industry into markets outside of the Unites States where margins are significantly higher. To date, the Company has entered into 2 lease transactions in the former Soviet Union with a total equipment cost of $144,000. The Company has been presented with numerous opportunities for additional lease placements outside of the United States.

         The Company's current lines of credit, if renewed or replaced, the renewal of recently expired lines, its expected access to the public and private securities markets, both debt and equity, anticipated new lines of credit (both short-term and long-term and recourse and non-recourse), anticipated long-term financing of individual significant lease transactions, and its estimated cash flows from operations are anticipated to provide adequate capital to fund the Company's operations for the next twelve months. Although no assurances can be given, the Company expects to be able to renew or timely replace its existing and recently expired lines of credit, to continue to have access to the public and private securities markets, both debt and equity, and to be able to enter into new lines of credit and individual financing transactions.


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

CHANCELLOR CORPORATION


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

                           Part II. Other Information


Item 1.  Legal Proceedings

         The Company is involved in the following legal proceedings:

         On January 15, 1997, Chancellor filed a complaint in Superior Court, Suffolk County, Massachusetts, alleging that certain of its former officers and directors are liable to the corporation for losses incurred as a result of their negligence, breach of fiduciary duties, unjust enrichment, conversion, and unfair and deceptive trade practices. In addition, Chancellor's complaint sought the imposition of a constructive trust for the corporation's benefit on various assets that Chancellor claims were wrongfully taken from the corporation by its former officers and directors, as well as recovery of damages arising from legal malpractice allegedly committed by the corporation's former general counsel, and defamatory statements made by one former officer and director to certain of the corporation's customers.

         Four of the defendants, Stephen G. Morison, David W. Parr, Gregory S. Harper and Thomas W. Killilea, answered the complaint (denying its allegations), filed a counterclaim against Chancellor, and commenced a third-party action against Brian M. Adley, Vestex Corporation and Vestex Capital Corporation. The counterclaim alleged that Chancellor is liable for breach of certain employment and severance agreements allegedly entered into with the defendants Morison and Harper, and for the abuse of process in connection with the corporation's initiation of this lawsuit. The third-party complaint sought indemnification and contribution from Adley, Vestex Corporation and Vestex Capital Corporation in connection with the claims raised by Chancellor in the primary action. In addition, the third party complaint sought recovery of damages from Adley, Vestex Corporation and Vestex Capital Corporation for alleged abuse of process, interference with the contractual relations and deceit. In their answer to the counterclaim and third-party complaint, Chancellor and the third-party defendant denied the defendants' allegations. On August 11, 1997, the litigation was dismissed with prejudice as to all parties, except for Kevin Kristick, pursuant to the terms of a settlement agreement.
         On September 9, 1997, Cheyenne Leasing commenced litigation against the Company to recover funds that the Company withheld from Cheyenne pursuant to the terms of the Trust Agreement between the parties. The matter is currently pending and the parties are engaged in negotiations to settle each party's claims. The funds withheld total approximately $107,000 and have been placed in escrow by the Company.

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

Item 2.  Changes in Securities
         None

Item 3.  Defaults Under Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On July 30, 1997, the Board of Directors caused to be distributed to stockholders of record as of July 18, 1997, a Notice of Special Meeting in Lieu of Annual Meeting of Stockholders, Proxy and Proxy Statement for the Special Meeting in Lieu of Annual Meeting held on August 29,1997. As of the record date, 20,186,391 shares of Common Stock and 8,000,000 shares of Series AA Convertible Preferred Stock were entitled to vote. For all matters presented, the Common Stock and Series AA Convertible Preferred Stock voted as a single class.

         At the meeting,  the stockholders  acted upon the following  proposals:
(i) to fix the number of directors at seven and to elect two Class I and two Class II directors; (ii) to approve the adoption of the Company's 1997 Stock Option Plan; (iii) to approve an amendment to the Company's 1994 Directors' Stock Option Plan to increase the number of shares reserved under the Plan from 565,000 to 2,000,000 shares; and (iv) approval of an amendment to the Company's Articles of Organization to increase the number of authorized shares of Common Stock from 30,000,000 to 75,000,000 shares and to increase the number of shares of Preferred Stock from 10,000,000 to 20,000,000 shares. All of the above matters were approved by the stockholders.

         Votes  "For"   represent   affirmative   votes  and  do  not  represent
abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy. The voting results were as follows:

I.  Election Of Directors

                                 FOR             AGAINST         WITHHOLD
                                ------          --------         --------
Fix Board at Seven            25,424,132           0             16,531
Elect Class I Directors
     Brian M. Adley           25,424,132           0             16,531
     Ernest L. Rolls          25,424,132           0             16,531
Elect Class II Directors
    Michael Marchese          25,424,132           0             16,531
    Rudolph Peselman          25,424,132           0             16,531

II.  Adoption of Company's 1997 Stock Option Plan

                             FOR               AGAINST             ABSTAIN
                            -----              -------             --------
                           25,039,859           47,307             353,497

III.  Amendment to 1994 Directors' Stock Option Plan

                             FOR               AGAINST             ABSTAIN
                            -----              -------             --------
                           25,039,859           47,307             353,497

IV.  Amendment to Articles of Organization

                             FOR               AGAINST             ABSTAIN
                            -----              -------             --------
                           25,068,164           19,002             353,497


Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits - None

           (b)  Reports on Form 8K - None

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

 DATE:  November 13, 1997