Form 10KSB
period 1997-12-31
CHANCELLOR CORP
filed 1998-04-09
CIK 724051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                         Commission File Number 0-11663

                             Chancellor Corporation
              (Exact name of Small Business Issuer in its Charter)

        Massachusetts                                     042626079
(State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

  210 South Street, Boston, Massachusetts                   02111
 (Address of principal executive offices)                  Zip Code

          Issuer's telephone number, including area code (617) 368-2700


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

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                         Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 1997 were approximately $4,433,000.

As of March 15, 1998, 25,404,156 shares of Common Stock, $.01 par value per share; 8,000,000 shares of Series AA Convertible Preferred Stock, $.01 par value per share (with a liquidation preference of $.50 per share or $4,000,000); and 710,526 shares of Series A Convertible Preferred Stock, $.01 par value per share (with a liquidation preference of $1.90 per share, or $1,350,000), were outstanding. As of March 15, 1998, 2,000,000 shares of Series B Convertible Preferred Stock were authorized. Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1998 was approximately $1,201,000. Aggregate market value of the total voting stock of the registrant as of March 15, 1998 was approximately $8,129,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders to be held at 2:00 p.m. on May 15, 1998 at the offices of Sullivan & Worcester LLP, One Post Office Square, 23rd Floor, Boston, MA 02109 is incorporated into Part III hereof.

This Annual Report on Form 10-KSB contains certain "Forward-Looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions used in this report, the words "anticipate", "believe", "estimate", "expect", and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or the Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introduction and acceptance, technology changes and changes in industry conditions. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

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

        HISTORICAL BUSINESS AND FISCAL YEAR 1997 SIGNIFICANT DEVELOPMENTS

         The Company originates lease transactions directly with equipment users and in most cases sells those leases to investors. The Company also manages most of the leases it sells to investors and, when the original leases expire or terminate, remarket the equipment for the benefit of the investors and the Company. The Company originates leases involving primarily transportation equipment, but also other equipment including material handling equipment and construction equipment. Investors who purchase equipment subject to a lease receive the tax and most of the economic benefits associated with the lease transaction. In certain cases, the Company has retained leases for its own account. The Company also arranges non-recourse financing for some of the leases which it sells and for most leases which it has retained for its own account. Typically, when the Company originates leases, the investors or buyers of those leases are not known. Therefore, the Company at the time of entering into the lease transaction is "underwriting" the lease. At the expiration or early termination of the original lease, the Company typically sells or releases the equipment on behalf of the investor.

         During the period 1989 through 1996, the Company incurred cumulative losses in excess of $50 million. The Company recorded losses of $1,802,000 and $6,373,000 during fiscal 1997 and 1996, respectively. This decline led to the restructuring and transition plan developed and implemented under the direction of Vestex, the Company's majority shareholder. The continued loss in 1997 is due primarily to the lack of sufficient cash flow to add new leases to the Company's own lease portfolio and continued costs that were anticipated to occur in the first half of 1997 in connection with the Company's restructuring efforts. However, the marked decrease in loss from 1996 to 1997 reflects the positive effect of management's restructuring and cost containment strategies, which began in late fiscal 1996 and continued throughout fiscal 1997.

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

         During 1994, and prior to becoming an affiliate, the board of directors recommended and the shareholders approved at the 1995 Annual Meeting of Stockholders, a consulting agreement with Vestex, Inc., an affiliate of the majority stockholder, whereby the affiliate provides specified services related to the Company's equity raising efforts and financing activities. Under the agreement, the affiliate earns a fee for consummating equity or debt transactions. The fee related to debt transactions is 1.5% of the transaction amount through December 1996 at which time the Board of Directors increased the fee to 3.0% of the transaction amount. The fee related to equity transactions equals 7.5% of the transaction amount if a broker or underwriting fee is not paid to a third party and 2.5% of the transaction amount if a broker or underwriting fee is paid to a third party. The agreement was extended effective July 1, 1997 on the same terms and conditions through June 2000. Vestex also provides services to the Company on operational and other matters for which it is compensated at levels negotiated with the Company, as described below.

         During 1996 and through March 1997, the affiliate charged the Company fees for certain transactions it determined were consummated during the period and were covered by the agreement. The Company disputed a certain portion of these charges. The parties settled this dispute by agreeing that $3,000,000 was incurred relating to these services, of which $800,000 and $2,200,000 were performed in 1997 and 1996, respectively. In connection with this settlement, Vestex agreed to write-off $1,113,000 of fees originally claimed. These amounts are included in selling, general, and administrative expenses on the consolidated statement of operations. Per the agreement, the payment is due on demand, however, the affiliate has agreed that the Company will only pay the fee during the coming year if payment can be made from refinancing or equity proceeds in a manner that does not impact the Company's ability to meet its other obligations.

         As of December 31, 1996, the Company had received from Vestex a total of $4,121,000, net of repayments and cost of $312,500, which consisted of equity of $1,421,000 and debt and payables of $ 2,700,000. During 1997, the Company entered into several transactions with Vestex that resulted in an increase of $ 1,856,000 resulting in a net equity infusion of $ 5,977,000 and debt and payables of $59,000 as of December 31, 1997.

         In accordance with the terms of the consulting agreement, Vestex earned fees totaling $957,000. The fees earned in 1997 were for services in connection with the following: i) $800,000 through March 31, 1997 as described above, ii) a monthly fee of $12,500 for April 1997 through December 1997, and iii) a $45,000 fee relating to the $1,500,000 loan provided by the then Vice-Chairman of the Board of Directors. This loan was guaranteed by Brian M. Adley and Vestex.

         The Company also entered into several transactions whereby Vestex received fees of approximately $1,288,000 in 1997. The Company recorded approximately $519,000 of these expenses in connection with Vestex's negotiations on behalf of the Company resulting in significant financial benefits and savings to the Company. This includes, but is not limited to, savings of approximately $930,000, whereby the intercreditor loan of approximately $1,906,000 was paid in advance of term; savings in excess of $2,000,000 on the termination of the Company's office lease and renegotiations of more favorable terms on the Company's new office lease; and development and implementation of strategies enabling the Company to properly recover certain administrative costs incurred in connection with the administration of the Company's trust portfolio assets. The Company also recorded an additional $394,000 in connection with Vestex's services for development and implementation of the Company's successful restructuring and transition plan. This amount reduced the restructuring charges accrued at December 31, 1996. In connection with a $1,500,000 loan provided to the Company by the Vice-Chairman of the Board of Directors, Vestex provided certain guarantees and was compensated in the amount of $375,000 for providing such guarantee.

         The Company purchased furniture and computer equipment from Vestex in the amount of $300,000. The acquisition prices were based on estimated fair value as of the date of the transaction. At December 31, 1997, approximately $60,000 of the furniture acquired was not in service by the Company.

         The Company received loans from Vestex during 1997 totaling $1,735,000, including $1,500,000 in connection with the repayment of the Company's debt to the Vice-Chairman. Interest on loans payable to Vestex accrues at the prime rate plus 2% (10.5% as of December 31, 1997). During 1997, interest of approximately $92,000 was incurred on debt owed Vestex.

         During 1997, Vestex agreed to take stock, at the then fair market value on the date of conversion, in lieu of cash in consideration of certain obligations due Vestex by the Company. In February 1997, the Board of Directors approved the issuance of 3,000,000 shares of the Company's Series AA Preferred Stock at $.30 per share to Vestex in consideration of $900,000 of the amounts due Vestex. In June 1997, the Company issued 8,333,333 shares of Common Stock to Vestex in consideration of $1,000,000 of fees and debt including Vestex's guarantee of the $1,500,000 loan provided to the Company by the Vice Chairman, stated above. Also in June 1997, the Company issued 6,716,667 shares of Common Stock to Vestex in consideration of approximately

$806,000 of fees and debt due. In September 1997, the Company issued 5,000,000 shares of Common Stock to Vestex in consideration of approximately $500,000 of Vestex fees and debt due. In December 1997, the Company issued 710,526 shares of the Company's Series A Preferred Stock to Vestex in consideration of $1,350,000 of Vestex fees and debt due. In addition to the conversion of accrued Vestex fees and debt into the Company's preferred and common stock totaling approximately $4,556,000, the Company also repaid debt and fees through cash payments in the amount of approximately $2,848,000. For the years ended December 31, 1997 and 1996, the Company incurred expenses to Vestex of $1,850,000 and $2,594,000, respectively. As of December 31, 1997, the Company owed Vestex $50,000 of unpaid loans and approximately $9,000 of unpaid fees. In addition, Vestex is due $50,000 of unpaid fees assumed by the Company at the time of acquisition of Long River Capital.

         An affiliate of the Chairman of the Board of Directors provided supervisory and other construction services in connection with the build-out and improvements to the Company's new office space. The total fees earned by the affiliate were $275,000, all of which was paid in 1997. The Company recorded these amounts as capitalized leasehold improvements.

         In April 1997, the Company's loans due to an intercreditor group were paid in advance of their terms. The balance due on the intercreditor group loans as of the repayment date was approximately $1,906,000. The intercreditor group accepted a payment of $976,000 in cash, plus closing fees of $22,000, and forgave the remaining balance of $930,000. In connection with this transaction the Company provided a security interest in all assets of the Company to Vestex.

         During 1996, the Company acquired a fifty percent interest in TruckScan LLC ("TruckScan") for a $350,000 contribution to equity. Due to the level of control the Company exercised over the operation of TruckScan, TruckScan's financial statements are consolidated with the financial statements of the Company and its other subsidiaries. On May 1, 1997 the Company sold its 50% investment in TruckScan to Telescan, the joint venture partner and a party unrelated to the Company. In consideration for the sale, the Company received certain assets from Telescan with an estimated value of $11,000 and a one year promissory note in the amount of $50,000 secured by certain assets of Telescan and forgiveness of a promissory commitment to contribute capital of approximately $300,000 which was authorized by the former management and board. The Company realized a gain of $41,000 on the sale of this investment. TruckScan had a loss of $29,000 and $422,000 from January 1, 1997 through April 30,1997 (date of sale) and from June 21, 1996 (date of inception) through December 31, 1996, respectively. The minority owner's share of this loss exceeded its equity by $225,000. As a result, the entire loss of $29,000 and $422,000, respectively is recognized by the Company.

         On July 31, 1997, the Company acquired certain assets and assumed certain liabilities of Long River Capital, Inc., a company engaged in automobile loan application processing and origination of automobile loans for high credit risk consumers. The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. (See Note O of the Notes to Consolidated Financial Statements).

         In August 1997, the Company committed to make a $1 million equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120 million investment fund composed of $40 million from equity participants including the Company, and $80 million in debt financing provided by the Overseas Private Investment Corporation ("OPIC"), an independent U.S. government agency. The purpose of the fund is to make direct investments in emerging companies throughout Africa. As of December 31, 1997, the Company had funded approximately $185,000 and is obligated to provide additional funding in the approximate amount of $815,000.

         On December 12, 1997, the Company, Afinta Motor Corporation (Pty) Ltd. ("AMC"), its wholly owned subsidiary Afinta Financial Services (Pty) Ltd. ("AFS"), and New Africa Opportunity Fund, LP ("NAOF"), entered into a letter of intent, under which a diversified financial services company, Africa Finance Corporation ("AFC"), specializing in commercial and consumer financing in Africa will be formed. The parties commenced operations on January 1,1998 pursuant to an agreement reached in principle, as outlined in the Letter of Intent. On March 27, 1998, the parties finalized the terms of the agreement and responsibilities of the parties by the closing of the transaction and executing the documents. The parent holding company will be Chancellor Africa Corporation ("CAC"). The Company will provide, through CAC, $5,000,000 of start-up capital to AFC, and 1,000,000 shares of the Company's Series B Convertible Preferred Stock. In consideration of a 40% ownership interest in AFC, NAOF will infuse $10,000,000 of cash in two $5,000,000 tranches. Upon the event of a material adverse change in the financial condition of AFC prior to the second funding, and with the unanimous consent of the board of directors of AFC, the second funding may be extended to a mutually agreeable date or terminated. In connection with this capital infusion, AFC will also issue 500,000 shares of the Company's Series B Convertible Preferred Stock to NAOF. In consideration of a 9% ownership interest in AFC, and the issuance of 500,000 shares of the Company's Series B Convertible Preferred Stock, AMC will contribute the net assets of AFS; exclusive distribution rights for AMC products in North America, Eastern Europe, the Russian Federation and Commonwealth of Independent States, and Asia-Pacific; nonexclusive distribution rights for AMC products in South America; and discounted pricing for the purchase of AMC products to be sold and/or leased through AFC or its assignee. AMC will also transfer a 2-1/2 percent ownership interest in AMC to CAC in connection with this transaction. The Series B Convertible Preferred stock has a liquidation preference of $2.00 per share and is convertible into 10 shares of the Company's Common Stock for each one share of preferred stock at the holders option.

         During 1997, as part of the Company's restructuring, management undertook a review of its operations. As part of this review, management, outside counsel and industry consultants reviewed the trust agreements and determined that the Company historically had not charged the trust for the costs of their administration. As a result of this review management determined that the Company had not been reimbursed approximately $22 million of costs incurred for trust administration for periods prior to 1997. Management, with the advice of counsel, subsequently began to charge the trusts for these services and implemented plans to recover past costs. The consolidated statements of stockholders' equity (deficit) reflects an increase in stockholders' equity of $1,437,000 from $1,365,000 to $2,802,000 as of December 31, 1995 for trust administration costs recovered for periods prior to 1996. Management makes no representations concerning the Company's ability to recover any further costs for periods prior to 1997. The 1996 consolidated statements of operations have been restated to reflect an adjustment to include a reduction in the general and administrative expenses of approximately $431,000 for trust administration costs recovered and a corresponding decrease in the net loss from $6,804,000 to $6,373,000 for the year ended December 31, 1996. The net loss per share amounts in the consolidated statements of operations have been restated from $1.32 to $1.24 as a result of this change.

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

         The Company currently concentrates on leasing transportation equipment, such as tractors, trailers and trucks. The Company also leases construction equipment, aircraft, material handling equipment and other equipment. The Company's business plan calls for diversification of the equipment available to be financed. This diversification will provide for the financing of low-obsolescence, hard-asset equipment with predictable and dependable residual values, including but not limited to, plastics, printing, construction and general manufacturing equipment. Further, the Company will seek to syndicate transactions not meeting these criteria or the Company's credit risk profile.

         The Company leases equipment to lessees in diverse industries throughout the United States. Additionally, the Company's international presence includes transactions in the Russian Federation and the Commonwealth of Independent States ("CIS"). Although the Company's direct solicitation efforts involving leases of new equipment have shifted from Fortune 100 companies to include smaller business entities, most of the Company's lessees of new equipment are still of substantial creditworthiness, with minimum net worth in excess of $25 million.

         The Company's level of lease origination declined significantly in the years 1989 through 1997. Between 1989 and 1997, the Company sold substantially all new lease origination to private investors and retained very few lease originations for its own account. During 1997, the Company entered into approximately 10 new lease transactions involving equipment having an original equipment cost of approximately $3 million, versus 42 transactions involving equipment having an original cost of $21 million in 1996. Additionally, the Company realized cash from origination activities of $93,000 and $224,000 in 1997 and 1996, respectively.

         During 1997, 92% (based on original equipment cost) of the new lease transactions originated by the Company were with the one largest lessee. In addition, approximately 55% and 37% (based on original equipment cost) of equipment sold to investors in 1997 were purchased by the two largest investors. During 1996, 42%, 11% and 10% (based on original equipment cost) of the new lease transactions originated by the Company were with the three largest lessees. In addition, approximately 26%, 16% and 13% (based on original equipment cost) of equipment sold to investors in 1996 were purchased by the three largest investors.

         Equipment Acquisition. The Company acquired $214,000 of new equipment under 4 leases during 1997. Additionally, the Company acquired 10 existing leases in connection with the prepayment of the intercreditor loan. The Company acquired no equipment in 1996.

         Equipment Disposition. In 1997, the Company disposed of $4.0 million of the Company's portfolio equipment (measured by its original cost) on operating leases and disposed of $590,000 on direct finance leases, reducing the total equipment (net of depreciation, pay-down and write-downs) on operating leases and direct finance leases to $232,000 and $521,000, respectively. In 1997, the Company, as a result of a commitment from the previous management and board, sold $1,300,000 (based on original cost) of equipment under one lease from the portfolio prior to lease expiration. In 1996, the Company disposed of $11.4 million of the Company's portfolio equipment (measured by its original cost) on operating leases and disposed of no equipment on direct finance leases, reducing the total equipment (net of depreciation, pay-down and write-downs) on operating leases and direct finance leases to $497,000 and $748,000, respectively. In 1996, the Company voluntarily sold $1.1 million of equipment under one lease from the portfolio prior to lease expiration.

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

         The Company continues to dedicate substantial resources towards the development and improvement of its remarketing capabilities, which is a significant profit center for the Company. The Company's strategy is to exploit its remarketing expertise by providing fee-based remarketing services to fleet equipment owners and lessees and also to create a dealer capability under which the Company would buy and re-sell fleet equipment. The Company continually explores the potential for financing relationships enabling the remarketing group to enter into transactions to purchase used transportation equipment which can be quickly and profitably remarketed.

         The Company has found that its ability to remarket equipment is affected by a number of factors. The original equipment specifications, current market conditions, technological changes, and condition of the equipment upon its return all influence the price for which the equipment can be sold or re-leased. Delays in remarketing caused by various market conditions reduce the profitability of remarketing.

         Remarketing efforts are pursued on a direct retail sale or lease basis. The Company's fleet equipment remarketing experience has shown that generally the greatest residual value is realized by initially re-leasing equipment, rather than immediately selling it. Therefore, the Company has concentrated its remarketing efforts on re-leasing, although re-leasing involves more risks than selling because lessees of used equipment are generally smaller, less creditworthy enterprises than the Company's initial lessees. The Company sells fleet equipment through its retail sales center located in Elizabeth, New Jersey and through its indirect retail sales centers in California, Florida, Georgia, Illinois and Texas.

Equity Syndications

         The Company sells its lease transactions to private investors through the sale of interests in grantor trusts. In the grantor trust structure, the equipment is acquired directly by the trust and the related lease is transferred to the trust. The Company or one of its subsidiaries usually acts as trustee and in that capacity holds title to the equipment and performs specified administrative functions for which it is entitled to receive reimbursement for costs incurred. The Company typically sells equipment directly to an investor. The Company sold approximately $3 million and $21 million of equipment to private investors during 1997 and 1996, respectively. The Company receives fees upon these sales. In addition, the Company often shares with the investor in the residual value derived from the remarketing of equipment at lease expiration or early termination.

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

         The equipment leasing business, on a global basis, is a highly competitive, fragmented marketplace with thousands of competitors. However, the Company has identified emerging markets such as the Russian Federation, the Commonwealth of Independent States, and the Republic of South Africa, the Kingdom of Swaziland and other sub-Saharan countries. These emerging markets hold significant opportunity to provide financial services such as leasing. The Company is aggressively pursuing the transacting of lease deals and negotiation of strategic alliances in these markets. Chancellor's competitors include (1) large diversified financial services companies, (2) other leasing companies and
(3) vendor financing programs. Many of these organizations have greater financial resources than the Company and, therefore, may be able to obtain funds or equipment on more favorable terms than those available to the Company. Additionally, the Company competes against other financing alternatives available to lessees for the purchase of equipment.

BUSINESS PLAN

         The Company's strategy is to return to profitability, increase market share, and create growth opportunities by expanding its core business through servicing middle market clients, expanding into new transportation and equipment markets and seeking strategic financial partnerships and joint ventures domestically and internationally.

         Strengthening of Core Business. Historically, the Company has focused its efforts on Fortune 100 companies. The Company has implemented a plan to re-focus its transportation equipment and remarketing expertise by expanding the number of customers within its target market. The Company will be a transaction intermediary to Fortune 100 companies and focus origination activities on middle market clients with a variety of transportation equipment requirements. The strategic decision to de-emphasize origination activities within the highly competitive Fortune 100 marketplace is expected to result in higher gross margins while utilizing the Company's twenty years of historical equipment residual performance. The Company will leverage off of its expertise allowing entry into emerging international markets seeking these basic financial services in their economic development.

         Aggressive Entry into Select Markets. Through acquisitions and strategic financial partnerships, the Company will compliment its core business by entering into general equipment leasing. The Company believes that these businesses will strengthen its origination base and provide valuable new market opportunities.

         Independent outside advisers believes that tremendous opportunities also exist in the origination and remarketing of aircraft, barges and other equipment utilized for infrastructure projects. These "big ticket" leases play to Chancellor's strength and are natural avenues for expansion. The Company opened a new Florida office in 1997 and has committed resources and expertise to target these structured finance projects.

         Structured finance represents a logical extension of both Chancellor's middle market financing and its commitment to new business development. Structured finance offerings are significantly larger in scope (typically $5-150 million) than the Company's typical middle market transaction and may require significant tax and legal human resource support. Transactions in this area will fall into four general categories: project finance, facility finance, equipment finance and sale-leaseback. The keys to success include employing extremely knowledgeable and experienced personnel and working efficiently to identify "real" transactions where the Company can make an impact and be recognized for the value-added it brings to a project.

         International Expansion. The Company perceives significant opportunities for its services in international markets. Additionally, the Company can benefit from higher margins in less competitive international markets. In 1997, the Company completed certain lease transactions in the Russian Federation and the Commonwealth of Independent States ("Russia and the CIS"). In addition, the Company has entered into a letter of intent with certain parties investing in and operating companies in the Republic of South Africa ("RSA"), the Kingdom of Swaziland and other sub-Saharan countries. The Company contemplates providing financial services in the RSA as a result of the strategic alliance which was recently executed.

Business Expansion

         Since the change in management and Board control on December 3, 1996 the Company closely scrutinizes transactions to maximize profitability. As a result of the restructuring, which was near completion in 1997, and a move towards concentrating on profit centers, the Company has established a strong foundation upon which future profitable business expansion can be achieved.

         As an outgrowth of the Company's core transportation leasing business, several acquisitions are being evaluated that provide for vertical and horizontal integration into businesses that utilize similar back office operations.

         In March 1997, the Company originated its first equipment transaction in Russia and the CIS. The opportunity to deliver equipment leasing in an emerging market with minimal competition is an important first step in Chancellor's origination growth. To date, Chancellor has forged a strategic alliance with InterLeasing, a local Russian licensed and authorized leasing company, to aid the Company in its expansion into the Russian market. The Company has originated 2 equipment lease transactions in Russia with Kent International, a company owned 50 percent by a director of the Company, in the approximate amount of $144,000 (based on original equipment cost). Additionally, the Company is in negotiations with the Moscow government, several of the largest financial institutions and Digital Equipment Corporation regarding multiple lease transactions, management can give no assurance that these transactions will be completed.

         In 1997, the Company instituted an aggressive mergers and acquisition strategy, seeking candidates providing vertical and horizontal opportunities within the areas of commercial, consumer and real estate finance. The expansion of the Company's core business through the acquisition of and merger with complementary businesses within financial services will be an ongoing strategic focus. The implementation of this strategy involves members of senior management and outside professionals reporting to a Mergers and Acquisitions subcommittee of the Board of Directors. This group is constantly evaluating a variety of domestic and international leasing companies and related opportunities, for potential alliances and/or business combinations.

Communications and Information

         The Company is in the process of reviewing and enhancing its Management Information System (MIS) capabilities and identifying those strategies and technologies that will enhance the Company's back office systems. This integrated system will provide back office operations with the detailed information necessary to track transactions and will facilitate management's ability to evaluate operations to ensure proactive decision-making.

         In its efforts to enhance the current MIS system, attention will be given to upgrading to client-server technology, which will increase productivity, reduce costs, provide easy access to centralized data and improve communications. A broader scope of benefits includes company re-engineering and cultural change, sophisticated customer services, elimination of outside delivery and soft cost reductions. The Year 2000 Issue will also be considered in connection with the system upgrade project. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal activities. In updating its computer software to increase operational efficiencies and information analysis, the Company will ensure that the new system properly utilizes dates beyond December 31, 1999. The cost of this upgrade project, as it relates to the Year 2000 Issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flow.

         The Company has re-designed and implemented a new Internet presence (http://www.chancellorfleet.com) allowing the Company to electronically disseminate information on its financial services and remarketing expertise, as well as improve financial and corporate information delivery to its shareholders, the financial community and interested parties.

Market Opportunities

         Through implementation of a strategy allowing for penetration of non-Fortune 100 customers, the Company will broaden its target market to a less competitive and price sensitive arena. The Company will focus its energies domestically and internationally on the multi-billion dollar leasing marketplace. The ability of the Company to originate and remarket equipment in underdeveloped and inefficient markets translates into higher potential rates of return. Additionally, the willingness of the Company's strategic financial partners to augment the Company's deal underwriting capabilities provides financial strength to execute transactions.

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

         The Company will establish an in-house Buy/Sell division as a part of its Remarketing group to execute asset arbitrage transactions of used equipment. Through effective utilization of the Company's management information system, and using historical pricing values as a basis, an asset will be priced and marketed immediately to customers who have a relationship with the Company. This strategic tool allows Chancellor to identify the most likely candidates and pre-sell equipment, resulting in minimal capital risk and higher margins.

         Additionally, the Company plans to expand beyond traditional lease origination by engaging in venture leasing activity, which will secure equipment for high growth companies. This operation will seek relationships with rapidly growing venture capital backed enterprises that may not qualify for bank or other conventional financing at the time. As these relationships grow, the Company envisions maintaining exclusive equipment leasing contracts for these customers' future equipment requirements.

         The Company is actively engaged in negotiations with strategic domestic financial partners to leverage the Company's remarketing expertise.

International Markets

         A key element of the corporate growth strategy is to make the Company a global originator/remarketer of transportation and non-transportation equipment. These additional international revenue streams, where margins are significantly higher than the domestic market, should help facilitate the Company's goal of returning to profitability. Exposure on these transactions will be mitigated through the use of credit enhancement, letters of credit and other similar instruments.

         The Company's management is committed to a strategy providing for international diversification within emerging global markets. Management has identified Russia and the CIS, the Republic of South Africa, the Kingdom of Swaziland and other sub-Saharan countries, as emerging markets having significant demand for the financial services and expertise that the Company can provide to further their economic development. As a result of this strategy, the Company in 1997 entered into several transactions in Russia and the CIS providing lease financing for agricultural equipment with a total original equipment cost of $144,000.

         Additionally, the Company has made significant progress in establishing a major presence in the RSA as the premier financial services company in this region. The Company's efforts as a key contributor in the economic development of the RSA are demonstrated indirectly through an investment in the New Africa Opportunity Fund, LP ("NAOF"), and directly through the creation of a majority owned subsidiary incorporated under the laws of Mauritius that will provide financial services and specialize in equipment leasing in the RSA.

         NAOF is a $120 million investment fund created to make direct investments in emerging companies throughout Africa. The fund consists of a $40 million equity commitment from various limited partners. In connection with the equity commitment, the Overseas Private Investment Corporation ("OPIC"), an independent U.S. government agency, has provided $80 million of debt financing as part of the capitalization of NAOF. As a result of the OPIC participation in NAOF, the fund's investment activities have become of interest to President Clinton's Economic Initiative for Africa, which is intended to assist investors and American small businesses that are investing and operating in Africa. Capital contributions are payable within 10 business days of a capital call pursuant to the terms of the partnership agreement. The Company, as an equity participant in NAOF, has committed $1 million of which $185,000 was funded through December 31, 1997.

         NAOF is advised by New Africa Advisers ("NAA"), the first U.S. investment firm to open offices in post-apartheid South Africa. The Company, together with NAA and Afinta Motor Corporation (Pty) Ltd. ("AMC"), a local manufacturer of transportation and material handling equipment, expect to develop this subsidiary, Africa Finance Corporation ("AFC"), into a premier provider of financial services to RSA businesses, specializing in equipment lease financing. As part of this development plan, AFC will acquire the lease financing arm of AMC and provide captive financing for the equipment that AMC manufactures.

         Businesses throughout the RSA are in need of short-term and long-term financing facilities to increase and improve production. The Company, through AFC, will make available purchase order financing, working capital lines, and real estate financing, including sale-leaseback, to businesses in the RSA. Further, the RSA also demonstrates the need for consumer financial services and credit data collection and processing systems.

         The Company and NAA believe that to be successful in the RSA, it will be important to develop business initiatives that support the black economic empowerment program. These initiatives will allow the companies to promote advancement of the majority of the population, as well as, capitalize on the black economic empowerment opportunities that will be available.

         In conjunction with Kent International, an international business developer having a primary focus of operating companies in Russia and the

CIS, the Company completed several lease transactions in Russia and the CIS in 1997 with a total original equipment cost of approximately $344,000. Kent International has guaranteed all payment streams on these transactions. Negotiations are ongoing with first tier Russian financial institutions, as well as companies with equipment needs in technology, consumer goods and automotive industries. Chancellor is also currently negotiating several lease transactions between Digital Equipment Corporation (DEC) and the Siberian Ministry of Transportation.

         Chancellor has formed a strategic alliance with InterLeasing, a Russian licensed leasing company. InterLeasing is a 50/50 joint venture of two U.S. business development companies that focus their energies on Russia and the CIS. As a strategic partner of Chancellor's, InterLeasing will help to promote Chancellor's financial services in Russia and the CIS. InterLeasing has an established business network that has generated several potential large-scale lease transactions.

         Under Russian regulations, a Russian entity can only engage in leasing activity with a Russian licensed leasing company. InterLeasing will function as the leasing arm for Chancellor in Russia and the CIS. InterLeasing is currently working with local financial institutions and legal staff to create solid back office operations and transaction processes. InterLeasing will locally market and promote leasing opportunities in Russia and the CIS and participate in trade shows that will market leasing services.

         As a result of its strength in the management of assets, the Company has a unique opportunity to originate and/or remarket long-lived assets in the international marketplace. As continued emphasis is placed on projects to rebuild and improve infrastructure, the need for capital equipment in these international markets is expected to grow.

Operating Facility

         The Company's fully integrated sales and marketing departments are headquartered in Boston, Massachusetts. Three additional satellite operations are located in Palm Beach, Florida; New York City, New York; and Elizabeth, New Jersey. A direct sales staff and telemarketing program support a national network of sales representatives.

Seasonality

         Because of tax and investment considerations, investors frequently defer their decisions to purchase lease transactions until after the first half of the calendar year.

Employees

         As of March 15, 1998, the Company employed approximately 40 persons on a full time basis.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases an office facility in Boston, Massachusetts. This facility houses the Company's administrative, financing and marketing operations. The Boston, Massachusetts lease is for a non-cancelable period of five years, with four and a half years remaining in the term, and with a base rent, as of December 31, 1997, of approximately $11,000 per month. This amount was approximately $35,000 per month in 1996. The Boston, Massachusetts facility adequately provides for present and future needs, as currently planned. In addition, the Company leases regional marketing offices at an aggregate rental of approximately $7,000 per month.


ITEM 3. LEGAL PROCEEDINGS

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

         Four of the defendants, Stephen G. Morison, David W. Parr, Gregory S. Harper and Thomas W. Killilea, answered the complaint (denying its allegations), and filed a counterclaim against Chancellor, and commenced a third-party action against Brian M. Adley, Vestex Corporation and Vestex Capital Corporation. The counterclaim alleged that Chancellor is liable for breach of certain employment and severance agreements allegedly entered into with the defendants Morison and Harper, and for the abuse of process in connection with the corporation's initiation of this lawsuit. The third-party complaint sought indemnification and contribution from Adley, Vestex Corporation and Vestex Capital Corporation in connection with the claims raised by Chancellor in the primary action. In addition, the third party complaint sought recovery of damages from Adley, Vestex Corporation and Vestex Capital Corporation for alleged abuse of process, interference with the contractual relations and deceit. In their answer to the counterclaim and third-party complaint, Chancellor and third party defendant denied the defendants allegations. In January 1998, the litigation was dismissed with prejudice as to all parties, except for Kevin Kristick, pursuant to the terms of a settlement agreement.

         On September 9, 1997, Cheyenne Leasing commenced litigation against the Company to recover funds that the Company withheld from Cheyenne pursuant to the terms of the Trust Agreement between the parties. The funds withheld totaled approximately $107,000 and were placed in escrow by the Company. In December 1997, the parties settled the matter for an undisclosed amount and the Company was allowed to charge for reimbursement of administrative costs. The funds held in escrow were released as provided for in the settlement.

         In December 1997, Complex Design and Construction, Inc. ("Complex") filed a complaint against Chancellor Corporation and others in Superior Court, Suffolk County, Massachusetts alleging that the Company breached its contract with Complex relating to the build-out of the Company's leasehold. The complaint also alleges that Chancellor committed unfair and deceptive acts and practices in connection with the construction contract. The complaint seeks approximately $44,000 in damages for the alleged breach of contract, as well as double or treble damages for purported unfair and deceptive acts and practices. Legal counsel has advised the Company that it is reasonably possible that the Company may be liable for up to approximately $155,000 plus legal costs and expenses. Chancellor filed an answer and counterclaim against Complex alleging breach of contract, breach of expenses and implied warranty, liquidated damages pursuant to a penalty clause in the contract, and unfair and deceptive acts and practices. In addition, Chancellor filed a motion to dismiss the count in the complaint against it, which alleges unfair and deceptive acts and practices. The motion was heard on March 26, 1998, but has not yet been decided.

         The Company was named as a defendant along with the Chairman of the Board and an affiliate, of the Chairman in a suit brought by Ernest Rolls, the former Vice-Chairman, on February 5, 1998. The suit brought by Mr. Rolls alleges that the Company is in default on the payment of $2.7 million, which Mr. Rolls claims he loaned to the Company. It is the Company's position that $1.5 million of the loan has been repaid to Mr. Rolls and that the balance is subject to offsets and counterclaims by the Company. The Company has removed the case to federal court and has filed an answer. The Company intends to file a counterclaim against Mr. Rolls.

         The Board of Directors of Chancellor Corporation voted to remove Mr. Ernest L. Rolls as a Director and Vice Chairman of the Board effective March 10,1998. The reasons cited by the Board for removing Mr. Rolls included breach of his fiduciary duties of care and loyalty, Mr. Rolls' suspected self-dealing and his failure to provide a total of $7.5 million in financing that he represented to the Board he would provide. The Board also believed that a suit filed by Mr. Rolls was an attempt by Mr. Rolls to jeopardize the Company's strategic alliances and other activities that are currently being negotiated.

         The Company is also involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has traded on the NASDAQ OTC Electronic Bulletin Board under the symbol "CHLR" since August 21, 1996 and under the symbol "CHCR" between January 28, 1994 and August 21, 1996 on the basis of actual trading prices. The Company's Common Stock had traded from June 30, 1992 to January 28, 1994 on the Small Cap Market of the Automated Quotation System of NASDAQ on the basis of actual trading prices.

         The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated, according to published sources.

1998                                                 High        Low

First quarter (through March 15, 1998)                .44        .27

1997                                                 High        Low

Fourth quarter                                        .44        .15
Third quarter                                         .18        .10
Second quarter                                        .15        .09
First quarter                                         .10        .04

1996                                                 High        Low

Fourth quarter                                        .28        .06
Third  quarter                                        .31        .19
Second quarter                                        .31        .19
First quarter                                         .31        .19

         On March 15, 1998, there were approximately 415 beneficial owners of the Company's common stock.

         The Company has not paid or declared cash dividends on its common stock during the periods indicated and does not currently intend to pay cash dividends on its common stock for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 1997 vs. December 31, 1996

         Revenues. Total revenues for the year ended December 31, 1997 was $4,433,000 as compared to $5,513,000 for the prior year, a decrease of $1,080,000 or 19.6%. For the year ended December 31, 1997, rental income decreased by $1,063,000 or 55.0% as compared to the prior year. The decrease in rental income is attributable primarily to the expiration of several leases, including the subsequent disposition of $4.0 million of equipment (based on its original cost). With the completion of its restructuring efforts, the Company has started to originate new equipment leases ($214,000 at cost during the year ended December 31, 1997), however, rental income will continue to decrease until new equipment additions are sufficient to compensate for an aging lease portfolio. For the year ended December 31, 1997, lease underwriting income decreased by $211,000 or 41.9% as compared to the prior year. Lease underwriting income decreased due to the origination of only $3.0 million of equipment leases, at cost, as compared to origination of $21.0 million of equipment leases, at cost, during the prior year. Additionally, as a consequence of the restructuring which commenced at the end of 1996, the Company is rebuilding its lease origination sales force and broker network and developing strategic alliances to provide future growth in this area. Management believes growth in its lease origination business will grow through modest addition to its existing lease portfolio and increased emphasis on services as a financial intermediary. For the year ended December 31, 1997, direct finance lease income increased by $81,000 or 42.4%, as compared to the prior year. The increase in direct finance lease income is attributable to the transfer of 10 leases acquired as a result of the buyout in April 1997 of the inter-creditor agreement and the addition of 3 international leases. For the year ended December 31, 1997, gains from portfolio remarketing decreased by $590,000 or 42.4% as compared to the prior year. The decrease in gains from portfolio remarketing is attributable to the decrease in sales of portfolio assets during the year ended December 31, 1997 as compared to the prior year. For the year ended December 31, 1997, fees from remarketing activities increased by $668,000 or 81.5% as compared to the prior year. This increase is attributable to a continued focus by management on the remarketing of trust assets, as they become available for sale. This increase is also attributable to remarketing fees earned from third parties other than trust investors. Management plans to increase the utilization of the Company's remarketing expertise to provide such services to third parties. For the year ended December 31, 1997, other income increased by $51,000 or 8.3% as compared to the corresponding prior year period.

         Costs and Expenses. Total costs and expenses for the year ended December 31, 1997 was $7,152,000 as compared to $12,125,000 for the prior year, a decrease of $4,973,000 or 41.0%. The 1996 costs and expenses were reduced by $431,000 as a result of the restatement discussed in Note T to the consolidated financial statements. In general, the significant decrease is primarily a result
of  management's   successful   implementation  of  a
restructuring plan that stabilized the Company's cost structure thereby providing a stable foundation upon which to grow. During 1997, the Company incurred additional legal, accounting and consulting charges of approximately $1,791,000 in connection with the continued implementation of the transition plan and litigation against certain members of the Company's former management and directors during the first two quarters of fiscal 1997. The Company also recorded $375,000 of costs in connection with the guarantee by Vestex of a $1,500,000 line of credit. As expected, the Company reduced selling, general and administrative costs by approximately $1,807,000 or 22.0% as compared to the prior year. These cost reductions represent the direct benefit derived by the Company from the restructuring and stabilization efforts effected by the management, including the reduction of headcount and general operating costs. The Company also realized significant cost savings, net of abatements, through the termination of its former facility lease arrangement and negotiation of its current facility arrangement. Finally, in connection with its review of operations, resulting in the recovery of trust administration costs, the Company recorded cost recoveries for 1997 and 1996 of approximately $405,000 and $431,000, respectively. Management believes it has successfully implemented the cost stabilization phase of its restructuring strategy. These cost improvements have resulted in a stabilization of the corporate infrastructure and provide a firm foundation for the new management team to implement the growth phase of its business plan.

         Interest expense for the year ended December 31, 1997 was $281,000 as compared to $480,000 for the prior year, a decrease of $199,000 or 41.5%. This decrease is primarily a result of the reduction in both recourse and non-recourse debt.

         Depreciation and amortization expense for the year ended December 31, 1997 was $459,000 as compared to $1,042,000 for the prior year, a decrease of $583,000 or 56.0%. The decrease is primarily due to the decrease in the operating lease base, resulting from decreases in operating leases originated by the Company over the past year and sale of equipment coming off lease. This decrease is partly offset by $51,000 of amortization on assets acquired in 1997.

         Prior to 1996, the Company utilized a combination of benchmark/matrices for establishing performance of the residual portfolio. During 1996, due to changes in market conditions, the Company evaluated residual values based upon independent assessments by industry professionals, in addition to the already established criteria used in the benchmark/matrices methodology previously used. As a result of such procedures, the Company recorded a residual value estimate reduction of $2,384,000 for the year ended December 31, 1996. Although the Company had initially recorded an additional estimated residual value reduction of $709,000 in the first quarter of fiscal 1997, upon audit it was determined that such a residual value reduction was not warranted. Accordingly, the Company did not record a residual value reduction in 1997 as compared to the prior year.

         Extraordinary Item - Gain on Debt Forgiveness. The Company recorded a gain on debt forgiveness for the year ended December 31, 1997 of $930,000. In April 1997, the Company repaid in advance of their respective terms an inter-creditor loan and secured inventory loan. The aggregate amount of this debt on the repayment date was $1,906,000, of which approximately $976,000 was paid in cash and the balance of $930,000 was forgiven. In addition, the Company paid approximately $22,000 in legal and bank fees to complete this transaction.

Net Loss. Net loss for the year ended December 31, 1997 was $1,802,000 as compared to $6,373,000 for the prior year, a decrease of $4,571,000 or 71.7%. The decrease in the net loss is primarily attributable to the significant reduction in cost components as specifically described above. The decrease in the net loss is further affected by the positive impact of the gain on debt forgiveness. Net loss per share (basic) for the year ended December 31, 1997 was $.12 per share as compared to $1.24 per share for the prior year, a decrease of $1.12 per share or 90.3%. The decrease is due primarily to the marked decrease in the overall net loss and an increase of 196.4% in the number of shares issued and outstanding.

Liquidity and Capital Resources

         The Company recognized a net increase in cash and cash equivalents for the year ended December 31, 1997 of $76,000. Operating activities provided cash of $1,875,000 during the year ended December 31, 1997 and is primarily a result of collections in connection with the Company's recovery of trust administration costs of approximately $2,100,000. Investing activities provided cash of $946,000 during the year ended December 31, 1997 and is primarily a result of cash received in connection with the completion of transactions awaiting syndication as of December 31, 1997 and normal sale of portfolio assets coming off lease during the year. Cash paid primarily for the purchase of furniture, fixtures and computer equipment and build-out of the new office facility offsets this. Financing activities used cash of $2,745,000 during the year ended December 31, 1997 and is primarily a result of payments made to reduce obligations on an intercreditor loan. Cash and cash equivalents amounted to $97,000 at December 31, 1997 as compared to $21,000 at December 31, 1996. Cash and cash equivalents restricted amounted to $2,419,000 at December 31, 1997. Withdrawals of restricted cash balances are limited to the distribution of rents, sales proceeds and reimbursable expenses of trust-owned leases to investors. As of December 31, 1997, the amount due to investors for cash collected on their behalf exceeded the balance in restricted cash by $446,000.

         In April 1997, the Company executed and delivered (1) the Loan Reduction and Purchase and Assignment Agreement dated as of April 1997 among the Company, its corporate affiliates and/or subsidiaries, Fleet National Bank-Corporate Trust Division, as agent (the "Agent") for the Company's principal recourse lenders, and Vestex, the Company's majority stockholder; (2) release in favor of the principal recourse lenders to be given by Vestex and Brian Adley, Chairman of the Board of Directors of the Company and president of Vestex, individually; (3) release in favor of the principal recourse lenders to be given by the Company, its corporate affiliates and/or subsidiaries; and (4) $1,500,000 Secured Promissory Note given by the Company, its corporate affiliates and/or subsidiaries in favor of Vestex. The intercreditor loan and secured inventory loan were then repaid in advance of their respective terms. The aggregate amount of this debt on the repayment date was approximately $1,906,000 of which approximately $976,000 was paid in cash and the balance of $930,000 was forgiven. In addition, the

Company paid approximately $22,000 in legal and bank fees to complete this transaction.

         As approved by the stockholders at the 1997 Annual Meeting of Stockholders, the Company increased its authorization of Preferred Stock and Common Stock to 20,000,000 shares and 75,000,000 shares, respectively.

         During 1996 and through March 1997, the affiliate charged the Company fees for certain transactions it determined were consummated during the period and were covered by the agreement. The Company disputed a certain portion of these charges. The parties settled this dispute by agreeing that $3,000,000 was incurred relating to these services, of which $800,000 and $2,200,000 were performed in 1997 and 1996, respectively. In connection with this settlement, Vestex agreed to write-off $1,113,000 of fees originally claimed. These amounts are included in selling, general, and administrative expenses in the consolidated statement of operations. Per the agreement, the payment is due on demand, however, the affiliate has agreed that the Company will only pay the fee during the coming year if payment can be made from refinancing or equity proceeds in a manner that does not impact the Company's ability to meet its other obligations.

         As of December 31, 1996, the Company had received from Vestex a total of $4,121,000, net of repayments and cost of $312,500, which consisted of equity of $1,421,000 and debt and payables of $ 2,700,000. During 1997, the Company entered into several transactions with Vestex that resulted in an increase of $1,856,000 resulting in a net equity infusion of $5,977,000 and debt and payables of $59,000 as of December 31, 1997.

         In accordance with the terms of the consulting agreement, Vestex earned fees totaling $957,000. The fees earned in 1997 were for services in connection with the following: i) $800,000 through March 31, 1997 as described above, ii) a monthly fee of $12,500 for April 1997 through December 1997, and iii) a $45,000 fee relating to the $1,500,000 loan provided by the then Vice Chairman of the Board of Directors.

         The Company also entered into several transactions whereby Vestex received fees of approximately $1,288,000 in 1997. The Company recorded approximately $519,000 of these expenses in connection with Vestex's negotiations on behalf of the Company resulting in significant financial benefits and savings to the Company. This includes, but is not limited to, savings of approximately $930,000, whereby the intercreditor loan of approximately $1,906,000 was paid in advance of term; savings in excess of $2,000,000 on the termination of the Company's office lease and renegotiations of more favorable terms on the Company's new office lease; and development and implementation of strategies enabling the Company to properly recover certain administrative costs incurred in connection with the administration of the Company's trust portfolio assets. The Company also recorded an additional $394,000 in connection with Vestex's services for development and implementation of the Company's successful restructuring and transition plan. This amount reduced the restructuring charges accrued at December 31, 1996. In connection with a $1.5 million loan provided to the Company by the Vice-Chairman of the Board of Directors, Vestex provided certain guarantees and was compensated in the amount of $375,000 for providing such guarantee.

         The Company purchased furniture and computer equipment from Vestex in the amount of $300,000. The acquisition prices were based on estimated fair value as of the date of the transaction. At December 31, 1997, approximately $60,000 of the furniture acquired was not in service by the Company.

         The Company received loans from Vestex during 1997 totaling $1,735,000, including $1,500,000 in connection with the repayment of the Company's debt to the Vice-Chairman. Interest on loans payable to Vestex accrues at the prime rate plus 2% (10.5% as of December 31, 1997). During 1997, interest of approximately $92,000 was incurred on debt owed Vestex.

         During 1997, Vestex agreed to take stock, at the then fair market value on the date of conversion, in lieu of cash in consideration of certain obligations due Vestex by the Company. In February 1997, the Board of Directors approved the issuance of 3,000,000 shares of the Company's Series AA Preferred Stock at $.30 per share to Vestex in consideration of $900,000 of the amounts due Vestex. In June 1997, the Company issued 8,333,333 shares of Common Stock to Vestex in consideration of $1,000,000 of fees and debt including Vestex's guarantee of the $1,500,000 loan provided to the Company by the Vice Chairman, stated above. Also in June 1997, the Company issued 6,716,667 shares of Common Stock to Vestex in consideration of approximately $806,000 of fees and debt due. In September 1997, the Company issued 5,000,000 shares of Common Stock to Vestex in consideration of approximately $500,000 of Vestex fees and debt due. In December 1997, the Company issued 710,526 shares of the Company's Series A Preferred Stock to Vestex in consideration of $1,350,000 of Vestex fees an debt due. In addition to the conversion of accrued Vestex fees and debt to the Company's preferred and common stock totaling approximately $4,556,000, the Company also repaid debt and fees through cash payments in the amount of approximately $2,848,000. For the years ended December 31, 1997 and 1996, the Company incurred expenses to Vestex of $1,850,000 and $2,594,000, respectively. As of December 31, 1997, the Company owed Vestex $50,000 of unpaid loans and approximately $9,000 of unpaid fees. In addition, Vestex is due $50,000 of unpaid fees assumed by the Company at the time of acquisition of Long River Capital.

         An affiliate of the Chairman of the Board of Directors provided supervisory and other construction services in connection with the build-out and improvements to the Company's new office space. The total fees earned by the affiliate were $275,000, all of which was paid in 1997. The Company recorded these amounts as capitalized leasehold improvements.

         The Company entered into several transactions with the then Vice-Chairman of the Board of Directors. On May 19, 1997, the Company issued a $1,500,000 promissory note to the then Vice-Chairman of the Board which was guaranteed by Vestex and the Chairman of the Board. Interest on the promissory note accrued at the prime rate plus 2 1/8%. On September 3, 1997, Vestex on behalf of the Company repaid the promissory note. The resultant obligation recorded as owing to Vestex was subsequently converted into equity as described above. Interest accrued to the Vice-Chairman during 1997 of approximately $59,000. The Vice-Chairman also made a non-interest-bearing advance of $1,200,000 to the Company in October 1997.

         During 1997, the Company directly and through Valmont Ventures Inc. ("Valmont"), a wholly-owned subsidiary, providing consulting services, incurred costs on behalf of and made advances to Global Weather Services ("GWS"), a company represented by the then Vice-Chairman as an affiliate of the Vice-Chairman. The Company provided these services at the request of the then Vice-Chairman with the approval of management. The total due from GWS amounted to approximately $756,000, including consulting fees of $600,000 that are included in other revenue in the consolidated statements of operations. Company funds were used to pay amounts on behalf of the Vice-Chairman totaling approximately $58,000 during 1997. Based on discussions with legal counsel, the Company believes it has the right to offset the amounts due to and from the then Vice-Chairman and GWS. As a result, the accompanying consolidated financial statements reduced the amounts due totaling approximately $814,000 and the amounts owed of $1,200,000. The difference of approximately $386,000 has offset the amount due by the Vice-Chairman or GWS to Vestex and has been reflected as an increase in the amount due by the Company to Vestex.

         On July 31, 1997, the Company acquired certain assets and assumed certain liabilities of Long River Capital, Inc., a company engaged in automobile loan application processing and origination of automobile loans for high credit risk consumers. The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. (See Note O of the Notes to Consolidated Financial Statements).

         As a result of a review of trust agreements by management, outside counsel and industry consultants, it was determined that the Company had not been reimbursed for approximately $22 million of costs incurred for trust administration for periods prior to 1997. Management subsequently began to charge the trusts for these services and implemented plans to recover past costs. The consolidated statement of stockholders' equity (deficit) reflects an increase in stockholders' equity of $1,437,000 from $1,365,000 to $2,802,000 as of December 31, 1995 for trust administration costs recovered for periods prior to 1996. Management makes no representations concerning the Company's ability to recover any further costs for periods prior to 1997. The 1996 consolidated statements of operations have been restated to reflect an adjustment to include a reduction in the general and administrative expenses of approximately $431,000 for trust administration costs recovered and a corresponding decrease in the net loss from $6,804,000 to $6,373,000 for the year ended December 31, 1996.

         The Company's ability to underwrite equipment lease transactions is largely dependent upon the availability of short-term warehouse lines of credit. Management is engaged in continuing dialogue with several inventory lenders which appear be interested in providing the Company with warehouse financing. If the Company experiences delays in putting warehouse facilities in place, the Company transacts deals by coterminous negotiation of lease transactions with customers and financing with institutions upon which it obtains a fee as the intermediary of up to 3% of the amount of financing.

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

         The Company anticipates it will continue to dedicate substantial resources toward the further development and improvement of its remarketing capabilities and believes that remarketing will continue to be a profit center for the Company. The Company's strategy is to further exploit its remarketing expertise by continuing to develop its ability to sell remarketing services to other lessors, fleet owners, and lessees and also to create a dealer capability under which the Company would buy and resell fleet equipment. The Company is also using the Internet for additional promotion of its business activities.

         The Company has now successfully begun a growth strategy of applying its knowledge of the highly competitive tractor/trailer/forklift industry into markets outside of the Unites States where margins are significantly higher. Through December 31, 1997, the Company entered into several lease transactions in the former Soviet Union with a total equipment cost of $144,000, and is in the process of completing additional equipment financing transactions. The Company has been presented with numerous opportunities for additional lease placements outside of the United States.

         In August 1997, the Company committed to make a $1 million equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120 million investment fund composed of $40 million from equity participants including the Company, and $80 million in debt financing provided by the Overseas Private Investment Corporation ("OPIC"), an independent U.S. government agency. The purpose of the fund is to make direct investments in emerging companies throughout Africa. As of December 31, 1997, the Company had funded approximately $185,000 and is obligated to provide additional funding in the approximate amount of $815,000.

         On March 27, 1998, the Company, AMC, AFS, and NAOF finalized the terms of the agreement, initially set forth in the December 12, 1997 Letter of Intent, and responsibilities of the parties by the closing of the transaction and executing the documents. The parties commenced operations on January 1, 1998 pursuant to an agreement reached in principle, as outlined in the Letter of Intent. The parent holding company will be CAC. The Company will provide, through CAC, $5,000,000 of start-up capital to AFC, and 1,000,000 shares of the Company's Series B Convertible Preferred Stock. In consideration of a 40%
ownership interest in AFC, NAOF will infuse $10,000,000 of cash in two $5,000,000 tranches. Upon the event of a material adverse change in the financial condition of AFC prior to the second funding, and with the unanimous consent of the board of directors of AFC, the second funding may be extended to a mutually agreeable date or terminated. In connection with this capital infusion, AFC will also issue 500,000 shares of the Company's Series B Convertible Preferred Stock to NAOF. In consideration of a 9% ownership interest in AFC, and the issuance of 500,000 shares of the Company's Series B Convertible Preferred Stock, AMC will contribute the net assets of AFS; exclusive distribution rights for AMC products in North America, Eastern Europe, the Russian Federation and Commonwealth of Independent States, and Asia-Pacific; nonexclusive distribution rights for AMC products in South America; and discounted pricing for the purchase of AMC products to be sold and/or leased through AFC or its assignee. AMC will also transfer a 2-1/2 percent ownership interest in AMC to CAC in connection with this transaction. The Series B Convertible Preferred stock has a liquidation preference of $2.00 per share and is convertible into 10 shares of the Company's Common Stock for each one share of preferred stock at the holders option.

         The Company's renewal or replacement of recently expired lines, its expected access to the public and private securities markets, both debt and equity, anticipated new lines of credit (both short-term and long-term and recourse and non-recourse), anticipated long-term financing of individual significant lease transactions, and its estimated cash flows from operations are anticipated to provide adequate capital to fund the Company's operations for the next twelve months. Although no assurances can be given, the Company expects to be able to renew or timely replace its recently expired lines of credit, to continue to have access to the public and private securities markets, both debt and equity, and to be able to enter into new lines of credit and individual financing transactions.

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

Recent Accounting Pronouncements

         The Company has adopted SFAS No. 128 "Earnings Per Share", which has changed the method of calculating earnings per share and related disclosure. SFAS No. 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 prescribes standards for reporting comprehensive income and its components. SFAS No. 130 is effective for years beginning after December 15, 1997. The implementation of SFAS No. 130 is not expected to materially effect the Company's consolidated financial statements.

         In June 1997, SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" was issued. SFAS No. 131 is effective for years beginning after December 15,1997 and early adoption is encouraged. The Company intends to adopt SFAS No. 131 for the year ending December 31, 1998. At that time, the Company will be required to disclose certain geographic information including revenue from external customers and certain assets and liabilities based on country of domicile.

Impact of the Year 2000 Issue

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal activities. The Company had already planned on updating its computer software to increase operational efficiencies and information analysis and will ensure that the new systems properly utilizes dates beyond December 31, 1999. The cost of this upgrade project, as it relates to the Year 2000 Issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flow.

ITEM 7. FINANCIAL STATEMENTS


         The following documents are filed as a part of this report on Form 10-KSB:

                                                               Page No.

Independent Auditors' Report                                     F-1

Consolidated Balance Sheet as of
     December 31, 1997                                           F-2

Consolidated  Statements of Operations for the
     years ended December 31, 1997 and 1996                      F-3

Consolidated  Statements of  Stockholders
     Equity  (Deficit) for the years ended
     December 31, 1997 and 1996                                  F-4

Consolidated  Statements of Cash Flows for the
     years ended December 31, 1997 and 1996                      F-5

Notes to Consolidated Financial Statements                       F-6


         All schedules have been omitted because they are inapplicable or the required information is included in the notes to the consolidated financial statements.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 401 and 405 of Regulation S-B with respect to directors and executive officers of the registrant will be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1998 and to be filed with the Securities and Exchange Commission in April 1998, and is incorporated herein by this reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 402 of Regulation S-B with respect to executive compensation will be set forth in he Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1998 and to be filed with the Securities and Exchange Commission in April 1998, and is incorporated herein by this reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 403 of Regulation S-B with respect to security ownership of certain beneficial owners and management will be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1998 and to be filed with the Securities and Exchange Commission in April 1998, and is incorporated herein by this reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 404 of Regulation S-B with respect to certain relationships and related transactions will be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1998 and to be filed with the Securities and Exchange Commission in April 1998, and is incorporated herein by this reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


         (a)Exhibits:

                  3(a) Restated Articles of Organization of the Company (incorporated by reference from Exhibit 3A to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 22, 1983 (Registration Statement)), as amended by Articles of Amendment filed with the Massachusetts Secretary of State on May 18, 1990 (incorporated by references from Exhibit 3(a) to the Company's Annual Report, Form 10-K, for the year ended December 31,
                           1991) and by Articles of Amendment filed with the Massachusetts Secretary of State on January 26, 1995 (incorporated by reference from Exhibit 3(a) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994)

                  3(b) By-laws of the Company, as amended to date (incorporated by reference from Exhibit 3(b) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994)

                  10(a) Lease dated June 8, 1988 between Arthur DiMartino, Trustee of 745 Atlantic Realty Trust and the Company (incorporated by reference from Exhibit 10(m) to the Company's Annual Report, Form 10-K, for the fiscal year ended March 31, 1988), as was provisionally amended by a proposal letter dated June 11, 1990, from Richard A. Galvin to Stephen G. Morison (incorporated by reference from Exhibit 10(g) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1990); First Amendment to Lease, dated as of June 5, 1992, between the Company and The Aetna Casualty and Surety Company (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 6, 1992 and dated June 23, 1992); and Second Amendment to Lease, dated as of December 8, 1993, between the Company and The Aetna Casualty and Surety Company (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on January 24, 1994 and dated December 8, 1993).

                  10(b) Loan Agreement dated as of April 6, 1990 between Shawmut Bank, N.A.-Corporate Trust Division, as agent ("Agent"), and the Company, Chancellor Fleet Corporation, Chancellor Acquisition Corporation, Chancellor Asset Management Corporation, Chancellor Financial lease, Inc., Chancellor Credit, Ltd., Valmont Financial Corporation and Valmont Credit Corp. ("Borrowers") (incorporated by reference from
                           Exhibit 10(j) to the Company's Annual Report, Form 10K, for the year ended December 31, 1989), as amended by Amendment No. 1 to Loan Agreement dated as of May 16, 1990 between Agent and Borrowers, Amendment No. 2 to Loan Agreement dated as of June 12, 1990 between Agent and Borrowers, Amendment No. 3 to Loan Agreement dated as of July 9, 1990 between Agent and Borrowers(incorporated by reference from
                           Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1990), Amendment and Extension Agreement dated as of July 30, 1990 between Agent and Borrowers (incorporated by reference from Exhibit 28A to the Company's Quarterly Report, Form 10-Q, for the quarter ended June 30,
                           1990) Amendment No. 5 to Loan Agreement dated as of October 15, 1990 between Agent and Borrowers(incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1990), Second Amendment and Extension Agreement dated as October 31, 1990 between Agent and Borrowers (incorporated by reference from Exhibit 3 to the Company's Form 8K filed with the Securities and Exchange Commission on November 1, 1990 and dated October 25, 1990), Third Amendment and Extension Agreement dated as of January 31, 1991 between Agent and Borrowers by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange

                           Commission  on February 8, 1991 and dated January 31,
                           1991),Fourth Amendment and Extension Agreement dated as of April 30, 1991 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 2, 1991 and dated May 1,
                           1991), Fifth Amendment and Extension Agreement dated as of July 31, 1991 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 12, 1991 and dated July 19, 1991), Sixth Amendment and Extension Agreement dated as of September 18, 1991 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 25, 1991 anddated September 18, 1991), Seventh Amendment and Extension Agreement dated as of November 19, 1991 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 25, 1991 and dated November 19, 1991), Eighth Amendment and Extension Agreement dated as of March 19, 1992 between Agent and Borrowers(incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1991), Ninth Amendment and Extension Agreement dated as of May 5, 1992 between Agent and Borrowers(incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 14, 1992 and dated May 5, 1992), Tenth Amendment and Extension Agreement dated as of August 4, 1992 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 14, 1992 and dated August 4, 1992),Eleventh Amendment and Extension Agreement dated as of November 5, 1992 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with theSecurities and
                           Exchange Commission on November 16, 1992 and dated November 5, 1992), Twelfth Amendment and Extension Agreement dated as of February 5, 1993 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 16, 1993 and dated February 5, 1993), Modification of Loan Agreement and Forbearance Agreement dated as of June 30, 1993 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 19, 1993 and dated June 9, 1993), Moratorium Agreement dated as of October 29, 1993 between Agent and Borrowers incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 10, 1993 and dated October 29, 1993), Moratorium Amendment dated as of December 24, 1993 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on January 2,1994 and dated December 8, 1993), Second Moratorium Amendment dated as of March 25, 1994 between Agent and Borrowers (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 1, 1994 and dated March 25, 1994), Third Moratorium Amendment dated as of May 27, 1994 between Agent and Borrowers (incorporated by reference from
                           Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994), Fourth Moratorium Agreement dated as of August 26, 1994 between Agent and Borrowers (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 27, 1994 and dated August 26, 1994), Fifth Moratorium Agreement dated as of September 30, 1994 between Agent and Borrowers (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on October 6, 1994 and dated September 30, 1994), letter agreement dated as of January 31, between Agent and Borrowers (incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994), letter agreement dated as of February 28, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994), letter agreement dated as of March 31, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 10(j) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994), letter agreement dated as of April 30, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on June 1, 1995 and dated April 30, 1995), letter agreement dated as of July 25, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 4, 1995 and dated July 25, 1995), letter agreement dated as of December 29, 1995 between Agent and Borrowers (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 5, 1996 and dated December 29, 1995),Loan TermOut Agreement dated as of January 31,1996 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and
                           Exchange Commission on March 5,1996 and dated December 29, 1995), and Extension Agreement dated as of January 7, 1997 between Agent and Borrowers.

                  10(c) Forbearance Agreement dated as of April 6, 1990 between Northwestern National Life Insurance Company, Farm Bureau Life Insurance Company of Michigan, F.B. Annuity Company, Farm Bureau Mutual Insurance Company of Michigan, Atlantic Bank of New York, The Daiwa Bank, Ltd., Shawmut Bank,N.A., The CIT
                           Group/Equipment  Financing,  Inc.,  First  Mutual  of
                           Boston, and First NH Bank, N.A., and the Company, Chancellor Fleet Corporation,Chancellor Acquisition Corporation, Chancellor Asset Management Corporation, Chancellor Financial lease, Inc., Chancellor Credit, Ltd.,Valmont Financial Corporation and Valmont Credit Corp. (incorporated by reference from Exhibit 10(k) to the Company's Annual Report, Form 10-K,for the year ended December 31, 1989).

                  10(d) *First Refusal Agreement dated as of June 1, 1992 between Bruncor Inc. and Stephen G. Morison (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 6, 1992 and dated June 23, 1992).

                  10(e) Specimen of Final Form of Warrant to Purchase Common Stock of Chancellor Corporation issued by the Company on February 5, 1993 to each of Northwestern National Life Insurance Company, Farm Bureau Life Insurance Company of Michigan, F.B. Annuity Company, Farm Bureau Mutual Insurance Company of Michigan, Atlantic Bank of New York, The Daiwa Bank, Ltd., Shawmut Bank, N.A., The CIT Group/Equipment Financing, Inc., Federal Deposit Insurance Corporation and First NH Bank, N.A. (the "Lenders") in denominations set forth on Schedule A to Twelfth Amendment and Extension Agreement dated as of February 5, 1993 between Agent and Borrowers (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 16, 1993 and of dated February 5, 1993); and Modification of Warrant Agreement dated as of March 31, 1993 among the Borrowers and the Lenders (incorporated by reference from Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 27, 1993 and dated May 25,1993).

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

                  10(n)    Note  dated   November   22,  1996  in  the  original
                           principal   amount  of   $500,000   from   Chancellor
                           Corporation to Vestex Capital Corporation.

                  16(a) Letter dated January 9, 1997, from Deloitte & Touche LLP (incorporated by reference from Exhibit to the Company's

                           Amendment No. 1 to Form 8-K filed with the Securities and Exchange Commission on January 13, 1997 and dated December 26, 1996). 21 Subsidiaries of the Company (incorporated by reference from Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  23(a)    Independent  Auditors'  Consent  -  Reznick  Fedder &
                           Silverman

                  27.1     Financial  Data Schedule for year ended  December 31,
                           1997

                  27.2 Restated Financial Data Schedules for quarters ended March 31, 1996, June 30, 1996 and September 30, 1996 and year ended December 31, 1996.

                  27.3 Restated Financial Data Schedules for quarters ended March 31, 1997, June 30, 1997 and September 30, 1997.

-------------------

         *Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

Copies of these exhibits are available to stockholders of record at a charge of $.09 per page, plus postage upon written request. Direct requests to: Peter J. Mullen, Clerk, or Debra E. Rich, Assistant Clerk, Chancellor Corporation, 210 South Street, Boston, MA 02111.


         (b)Reports on Form 8-K:         None

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of Chancellor Corporation


We have audited the accompanying consolidated balance sheet of Chancellor Corporation and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chancellor Corporation and its subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.





                                               /s/ Reznick Fedder & Silverman

Boston, Massachusetts
March 18, 1998, except for Note V
which is as of March 27, 1998

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1997
                      (In Thousands, Except Share Amounts)

ASSETS

Cash and cash equivalents                                             $    97
Cash and cash equivalents, restricted                                   2,419
Receivables, net                                                          667
Leased equipment held for underwriting                                    502
Net investment in direct finance leases                                   521
Equipment on operating lease, net of
 accumulated depreciation of $4,106                                       232
Residual values, net                                                      465
Furniture, equipment and leaseholds, net of
 accumulated depreciation of $1,291                                       937
Security deposits                                                          12
Other investment                                                        1,000
Intangibles, net                                                          122
Other assets                                                              117
                                                                      -------
  Total Assets                                                        $ 7,091
                                                                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                                 $ 5,921
Indebtedness:
 Nonrecourse                                                              528
 Recourse                                                                 415
                                                                      -------
  Total liabilities                                                     6,864
                                                                      -------
Commitments and contingencies                                             --

Stockholders' equity (deficit)
 Preferred  Stock,  $.01 par value, 20,000,000
  shares  authorized
  Convertible Series A, 710,526 shares
   issued and outstanding                                                   7
  Convertible Series AA, 8,000,000 shares
   issued and outstanding                                                  80
  Convertible Series B, 2,000,000
   shares authorized, none issued and outstanding                         --
 Common stock, $.01 par value, 75,000,000 shares
  authorized, 25,401,391 issued and outstanding                           254
 Additional paid-in capital                                            28,426
 Accumulated deficit                                                  (28,540)
                                                                      -------
  Total stockholders' equity                                              227
                                                                      -------
  Total liabilities and stockholders' equity                          $ 7,091
                                                                      =======


                 See notes to consolidated financial statements.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 and 1996
               (In Thousands, Except Per Share and Share Amounts)

                                                         1997            1996
                                                         ----            ----

Revenues:
 Rental income                                       $      870       $   1,933
 Lease underwriting income                                  293             504
 Direct finance lease income                                272             191
 Interest income                                             44              60
 Gains from portfolio remarketing                           801           1,391
 Fees from remarketing activities                         1,488             820
 Other income                                               665             614
                                                     ----------       ---------
                                                          4,433           5,513
                                                     ----------       ---------
Costs and expenses:
 Selling, general and administrative                      6,412           8,219
 Interest expense                                           281             480
 Depreciation and amortization                              459           1,042
 Residual value estimate reduction                         --             2,384
                                                     ----------       ---------
                                                          7,152          12,125
                                                     ----------       ---------
Loss before extraordinary
  item and income tax (benefit)
  provision                                              (2,719)         (6,612)

Income tax (benefit) provision                               13            (239)
                                                     ----------       ---------
Loss before extraordinary item                         ($ 2,732)       ($ 6,373)

Extraordinary item - gain on
  debt forgiveness                                          930            --
                                                     ----------       ---------

Net Loss                                             $   (1,802)      $  (6,373)
                                                     ==========       =========
Basic net loss per share:
 Loss before extraordinary item                          ($0.18)         ($1.24)
 Extraordinary item                                         .06             --
                                                     ----------       ---------
 Net Loss                                                ($0.12)         ($1.24)
                                                     ==========       =========
Shares used in computing Basic
 Net Loss per share                                  15,224,432       5,136,391
                                                     ==========       =========

                 See notes to consolidated financial statements.

                                      CHANCELLOR CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                       YEARS ENDED DECEMBER 31, 1997 and 1996
                                                   (In Thousands)


                                                              Additional                                Stockholders
                         Preferred Stock      Common Stock      paid-in   Accumulated  Treasury Stock      Equity
                         Shares   Amount     Shares  Amount     capital     Deficit   Shares    Amount    (Deficit)

BALANCE, 12/31/95, as         -      $ -      6,567     $65     $23,638    ($21,802)   1,431     ($536)     $1,365
 previously reported

Prior Period                                                                  1,437                          1,437
 adjustment
                         -------  --------  --------  ------  ----------  ---------- --------  --------   --------

BALANCE, 12/31/95,
as restated                                   6,567      65      23,638     (20,365)   1,431      (536)      2,802


Preferred Stock
 Series AA issued,
 net of expenses of
 approximately $329       5,000       50                            971                                      1,021

Net loss                                                                    ( 6,373)                        (6,373)
                         -------  --------  --------  ------  ----------  ---------- --------  --------   --------

BALANCE, 12/31/96         5,000       50      6,567      65      24,609     (26,738)   1,431      (536)     (2,550)

Preferred Stock
 Series A issued            711        7                          1,343                                      1,350

Preferred Stock
 Series AA issued         3,000       30                            870                                        900

Common Stock
 issued                                      20,250     203       2,123                                      2,326

Exercise of
 stock options                                   15                   3                                          3

Retirement of
 Treasury Stock                              (1,431)    (14)       (522)              (1,431)      536           -

Net Loss                                                                     (1,802)                        (1,802)
                         -------  --------  --------  ------  ----------  ---------- --------  --------   --------

BALANCE, 12/31/97         8,711   $   87     25,401    $254     $28,426    ($28,540)   $   -      $  -      $  227
                         =======  ========  ========  ======  ==========  ========== ========  ========   ========





                                  See notes to consolidated financial statements

                                      CHANCELLOR CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 1997 and 1996
                                                  (In Thousands)

                                                                        1997                      1996
                                                                        ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             ($1,802)                  ($6,373)
                                                                       ------                    ------
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                          459                     1,042
   Deferred income taxes (benefit)                                          -                      (400)
   Gain on debt forgiveness                                              (930)                        -
   Changes in assets and liabilities:
     Receivables                                                         1,896                     (674)
     Residual values, net                                                  283                    2,592
     Other assets                                                          141                       39
     Accounts payable and accrued expenses                               1,828                    2,987
                                                                         -----                    -----
          Total Adjustments                                              3,677                    5,586
                                                                         -----                    -----
   Net cash provided by (used in)
      operating activities                                               1,875                     (787)
                                                                        ------                    -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Leased equipment held for underwriting                                   729                      628
  Net investment in direct finance leases                                  227                      673
  Equipment on operating lease                                              59                      302
  Net change in cash restricted                                          1,134                      960
  Additions to furniture and equipment, net                             (1,018)                    (100)
  Other investments                                                       (185)                       -
                                                                        ------                    -----
   Net cash provided by investing activities                               946                    2,463
                                                                        ------                    -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to indebtedness - recourse                                   1,879                      570
  Additions to indebtedness - nonrecourse                                   40                        -
  Repayments on indebtedness - nonrecourse                                (701)                  (1,979)
  Repayments on indebtedness - recourse                                 (3,966)                  (1,452)
  Sale of common stock                                                       3                        -
  Sale of preferred stock, net of expenses                                   -                    1,021
                                                                         -----                    -----
    Net cash used in financing activities                               (2,745)                  (1,840)
                                                                        ------                   ------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                76                     (164)

CASH AND CASH EQUIVALENTS, BEGINNING                                        21                      185
                                                                        ------                   ------

CASH AND CASH EQUIVALENTS, ENDING                                       $   97                   $   21
                                                                        ======                   ======

Non-Cash Activity

  Issuance of common and preferred stock
    in exchange for fees and debt due
    to related party                                                    $4,556                    $   -
                                                                        ======                    =====

  Issuance of common stock for acquisition of
    subsidiary company                                                   $  20                    $   -
                                                                         =====                    =====

                 See notes to consolidated financial statements

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

A.       Business Organization and Significant Accounting Policies

         Business

         Chancellor  Corporation and Subsidiaries (the "Company") are engaged in
(1) buying, selling, leasing and remarketing new and used equipment, primarily transportation, material handling and construction equipment, (2) managing equipment on and off-lease, and (3) arranging equipment-related financing. The Company's primary market has historically been the United States, and during 1997 has expanded its market presence into international markets, primarily Russia and the Commonwealth of Independent States.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, transactions and profits and losses have been eliminated in consolidation.

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

         Revenue Recognition

         Lease underwriting income - Lease underwriting fees arise from the sale of equipment leasing transactions and include cash underwriting margins and residual value fees. The excess of the sales price of equipment to an investor (including the assumption of any nonrecourse indebtedness) over its cost to the Company represents lease underwriting fees. The Company typically arranges for the lease of equipment to a lessee and, in some cases, for borrowings to finance the purchase of the equipment, assigning lease rentals to secure such borrowings on a nonrecourse basis. If the Company elects to sell the transaction (as opposed to retaining the transaction for its own portfolio), the equipment, subject to the lease and the borrowing (if any), is then sold to investors using the structure of a grantor trust which is then managed by the Company. Consideration for the sale of the leased equipment to investors is normally in the form of a cash investment.

         Residual value fees arise from the sale of lease transactions to investors. These fees represent the Company's present value share of the future residual value of the leased equipment that the Company expects to realize upon successful remarketing of the equipment.

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

         Operating leases (Rental Income) - Lease contracts, which qualify as operating leases, are accounted for by recording the leased equipment as an asset, at cost. The equipment is then depreciated on a straight-line basis over two to fifteen years to its estimated residual value. Equipment is further depreciated below its initial residual value upon release to its estimated revised residual value at release expiration. Any changes in depreciable lives affect the associated expense on a prospective basis. Rental income from operating leases is recognized using a straight-line method over the initial term of the lease.

         Reimbursable Expenses

         The Company is entitled to reimbursement of expenses incurred in the remarketing of certain equipment as outlined in various remarketing agreements. Pursuant to the terms of the trust agreements, the Company is permitted to charge the trusts for its costs associated with administrating the trust. The reimbursement of these costs is recorded as a reduction of general and administrative expenses.

         Residual Values

         The Company reviews recorded residual values on an annual basis. Write downs in estimated residual values, due to declines in equipment value or the financial creditworthiness of individual customers and major industries into which the Company leases equipment, are recorded when considered other than temporary. Through 1995, the residual values were estimated based on a Company developed database by comparing future estimated values with historical experience. In 1996, as a result of changes in market conditions, the Company reassessed the valuation model and database, and the residual valuation was based on independent valuation of the equipment held under trust lease and valuation model.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

         Cash Restricted

         Restricted cash balances are available only for specific purposes related to payments to investors, escrow agreements and payment of taxes related to equipment owned by investors.

         Leased Equipment Held for Underwriting

         Equipment inventories are valued at the lower of cost (specific identification) or market. Revenues and expenses associated with this equipment are deferred until the equipment is sold or added to the Company's owned portfolio.

         Furniture, Equipment and Leaseholds

         Furniture and equipment are recorded at cost. Depreciation is computed using a the straight-line method over 5 years based on the estimated useful lives of the related assets. No depreciation is recorded on idle furniture and equipment. Leasehold improvements are amortized over the lease term.

         Intangibles

         Intangibles consist of goodwill which is amortized over an estimated life of fifteen years using the straight-line method and license agreements and a customer list which are being amortized over an estimated life of four years using the straight-line method.

         Income Taxes

         Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires an asset and liability approach for financial accounting and reporting for income taxes. In addition, future tax benefits, such as net operating tax carry forwards, are recognized to the extent realization of such benefits is more likely than not.

         Stock-based Compensation

         The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which allows the Company to account for stock-based awards (including stock options) to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No, 25, "Accounting for Stock Issued to Employees".

         Net Loss per Share

         Basic net loss per share amounts are computed based on the weighted average number of common shares and diluted net loss per share amounts are based on common and common equivalent shares, when dilutive. Diluted net loss per share is not presented for 1997 and 1996 since common stock equivalent shares from convertible preferred stock and from stock options and warrants are antidilutive.

         Supplemental Cash Flow Information

         Cash paid for income taxes during 1997 and 1996 was $13,000 and $29,000, respectively. Interest paid during 1997 and 1996 was $340,000 and $903,000, respectively.

         Other Investments

         The Company accounts for its equity investment of less than 20% ownership in an investee on a cost basis.

         Recent Accounting Pronouncements

         The Company has adopted SFAS No. 128 "Earnings Per Share", which has changed the method of calculating earnings per share and related disclosure. SFAS No. 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The implementation of this SFAS has no material effect on the financial statements of the Company.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 prescribes standards for reporting comprehensive income and its components. SFAS No. 130 is effective for years beginning after December 15, 1997. The implementation of SFAS No. 130 is not expected to materially effect the Company's consolidated financial statements.

         In June 1997, SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" was issued. SFAS No. 131 is effective for years beginning after December 15,1997 and early adoption is encouraged. The Company intends to adopt SFAS No. 131 for the year ended December 31, 1998. At that time, the Company will be required to disclose certain geographic information including revenue from external customers and certain assets and liabilities based on country of domicile.

         Impact of the Year 2000 Issue

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal activities. The Company had already planned on updating its computer software to increase operational efficiencies and information analysis and will ensure that the new systems properly utilizes dates beyond December 31, 1999. The cost of this upgrade project, as it relates to the Year 2000 Issue, is not expected to have a material effect on the operations of the Company and will be funded through

         Fair Value of Financial Instruments

         The fair value of the Company's assets and liabilities that constitute financial instruments as defined in SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", approximate their recorded amounts.

B.       Receivables
                                      December 31, 1997
                                       (In Thousands)
     Loans receivable, net                $  6
     Auto loans receivable, net             87
     Receivables from trusts, net          507
     Accrued rents, net                     38
     Other                                  29
                                          ----
                                          $667
                                          ====

         Receivables from trusts include amounts due the Company for cash outlays associated with the remarketing of equipment of $150,000, net of an allowance of $59,000. These amounts will be collected upon successful remarketing of such equipment. Additionally, receivables from trusts includes amounts due for costs incurred by the Company for administration of the trusts in accordance with the trust agreements of $357,000, net of an allowance of $588,000. Collection of costs of administration is not certain due to numerous factors and is, therefore, included net of the estimated reserve.

         Loans receivable includes $6,000 relating to the Company's lease and loan origination, underwriting and syndication business and a loan from the divestiture from a former subsidiary (see note P) of $50,000. A reserve of $50,000 has been recorded against the loans at December 31, 1997.

         Auto loans receivable consists of 15 loans, which are payable monthly with interest of 19%. The underlying automobiles secure the loans.

         Accrued rents represent amounts due from portfolio leases, net of an allowance of $129,000.

C.       Residual Values, Net

         The Company's lease underwriting income includes consideration in the residual value sharing arrangements received from originating and selling lease transactions to investors. The Company upon remarketing of the equipment at termination or expiration of the related leases will realize this type of consideration (residual values). The Company's share of expected future residual values is recorded as income at their discounted present value at the time the underlying leases are sold to investors. Any increases in the Company's expected residual sharing are recorded as gains upon realization. Write-down in estimated residual value due to declines in equipment value or the financial creditworthiness of individual customers and major industries into which the Company leases equipment, are recorded when considered other than temporary. The Company evaluates residual values based upon independent assessments by industry professionals, in addition to already established criteria used in the benchmark/matrices methodology.

The activity in the residual value accounts for the years ended December 31, 1997 and 1996 is as follows:

                                                              December 31,
                                                           1997        1996
                                                            (In Thousands)

         Residual values, beginning of year, net          $ 748        $3,340
         Residual fees recorded                               -           268
         Realization                                       (283)         (476)
         Residual value estimate reduction                    -        (2,384)
                                                         -------       -------
         Residual values, end of year, net                $ 465        $  748
                                                         =======       =======

         Residual value estimate reductions represent reductions in expected future residual values on certain equipment, the residuals that were substantially all recorded prior to 1996. Such reductions resulted from an extensive review and valuation of all assets owned, leased and managed by the Company. See Note G for additional information on the review and valuation. For the years ended December 31, 1997 and 1996, the Company realized income of approximately $1,488,000 and $820,000, respectively, relating to the remarketing of equipment for which no residuals were recorded or realized amounts exceeded the booked residual.

         Aggregate residual value fees expected to be realized as of December 31, 1997 are as follows (in thousands):

              Year ending December 31:

                       1998                     $ 118
                       1999                       223
                       2000                        76
                       2001                         5
                       2002                         4
                       Thereafter                  39
                                                 ----
                                                 $465
                                                 ====

D.       Net Investment in Direct Finance Leases and Equipment on Operating
         Lease:

         Net investment in direct finance leases consisted of the following at December 31, 1997:

         Minimum lease payments receivable                  $496
         Estimated unguaranteed residual values of
               leased equipment, net                         160
         Less unearned income                               (135)
                                                            ----
                                                            $521
                                                            ====

         The cost of equipment on operating lease by category of equipment as of December 31, 1997 is as follows:


         Transportation equipment                         $1,370
         Other equipment                                   2,838
                                                           -----
                                                           4,208
         Less accumulated depreciation                     3,976
                                                           -----
                                                          $  232
                                                           =====

         The aggregate amounts of minimum lease payments to be received from noncancelable direct finance and operating leases are as follows:

                                             Direct Finance        Operating
                                             --------------        ---------
                  Year ending December 31:            (In Thousands)
                           1998                   $235               $223
                           1999                    101                 45
                           2000                     76                 31
                           2001                     72                 30
                           2002                     12                 10
                                                  ----               ----
                                                  $496               $339
                                                  ====               ====

         Included in the operating lease and direct finance lease portfolios are equipment held for remarketing with an original cost of approximately $650,000 and a net book value of $0.

E.       Accounts Payable and Accrued Expenses:

         Accounts payable and accrued expense consists of the following as of December 31, 1997:

             Trade accounts payable                          $  598
             Payables to trusts                               2,842
             Accrued interest payable                            46
             Contribution payable to NAOF                       815
             Accrued income taxes payable                       230
             Other accrued expenses                           1,390
                                                            -------
                                                            $ 5,921
                                                            =======

F.       Restricted Cash

         The balance in restricted cash represents cash proceeds collected from the sale of equipment owned by the investors and rental income collected on behalf of the investors, net of expenses. As of December 31, 1997, the amount due to investors for cash collected on their behalf exceeded the balance in restricted cash by $446,000.

G.       Residual Value Estimate Reductions and Lessee Credit-Related Portfolio
         Losses

         The Company performs a review and revaluation of all assets owned, leased and managed by the Company every year.

         The  Company   evaluates   residual   values  based  upon   independent
assessments by industry professionals, in addition to already established criteria used in the benchmark/matrices methodology. The Company did not recognize a reduction in trust residual values in 1997. Substantially all of the residual write-down for the year 1996 was associated with equipment leased and sold to investors by the Company prior to 1996.

H.       Indebtedness

         In April 1997, the Company executed and delivered (1) the Loan Reduction and Purchase and Assignment Agreement dated April 1997 among the Company, its corporate affiliates, Fleet National Bank - Corporate Trust Division, as agent (the "Agent") for the Company's principal recourse lenders, and Vestex, the Company's majority shareholder; (2) release in favor of the principal recourse lenders to be given by Vestex and Brian M. Adley, Chairman of the Board of Directors of the Company and President and sole shareholder of Vestex, individually; (3) release in favor of the principal recourse lenders to be given by the Company, its corporate affiliates and/or subsidiaries, in favor of Vestex. Coterminous with this transaction, both the intercreditor loan and secured inventory loan were repaid in advance on their respective terms. The aggregate amount of this debt on the repayment date was approximately $1,906,000, of which approximately $976,000 was paid in cash and the balance of $930,000 was forgiven. In addition, the Company paid approximately $22,000 in legal and bank fees to complete this transaction.


         A $50,000 subordinated loan from Vestex, Inc., $73,000 in equipment loans, a $68,000 bank loan and a $24,000 shareholder and director loan owed by the Company's subsidiary Long River Capital, and a $200,000 subordinated loan from a former shareholder together make up the $415,000 of recourse debt outstanding at December 31, 1997. The loan payable to Vestex bears interest at 2% above the prime rate (10.5% at December 31, 1997) and is due on demand. The loan payable to a former shareholder bears interest at 1% over the base rate as defined in the agreement X% at December 31, 1997. Pursuant to the terms of the loan, principal payments of $40,000 per month were scheduled to commence upon repayment of the intercreditor debt. No payments were made in 1997. The equipment loan provides for monthly principal and interest at 8% and 15% of approximately $2,000 payable in advance and expires in November 2000. The bank loan is due on demand with interest at 2% over prime rate (10.5% at December 31, 1997) payable monthly and is secured by auto loans receivable (see Note B). The shareholder and director loan is payable monthly with interest at X% and is due on demand.

         Aggregate annual maturities under recourse debt discussed above as of December 31, 1997 are as follows (in thousands):

                  Year ending December 31:

                           1998                           $374
                           1999                             22
                           2000                             19
                                                         -----
                                                          $415

         Maximum  recourse  indebtedness   outstanding  during  the  year  ended
December 31, 1997 was approximately $3.4 million.

         Nonrecourse indebtedness consists of notes payable to banks and financial institutions arising from assignments of the Company's rights, (most notably the right to receive rental payments) as lessor, at interest rates ranging from 7.5% to 14%. Amounts due under nonrecourse notes are obligations of the Company which are secured only by the leased equipment and assignments of lease receivables, with no recourse to any other assets of the Company. The Company is at risk, however, for the amount of residual value booked on equipment for its own portfolio in the event of a lessee default.

         Aggregate future maturities of nonrecourse indebtedness as of December 31, 1997 are as follows (in thousands):

                  Year ending December 31:
                       1998                         $226
                       1999                          102
                       2000                           91
                       2001                           87
                       2002                           22
                                                    ----
                                                    $528
                                                    ====

I.       Income Taxes

         The provision (benefit) for income taxes consists of the following:

                                           1997               1996
                                          -----              -----
         Current:
                  Federal                 $   -               $ 90
                  State                      13                 71
         Deferred:
                  Federal                     -               (400)
                  State                       -                  -
                                          -----              -----
         Total                              $13              ($239)
                                          =====              =====

         A reconciliation of the rate used for the provision (benefit) for income taxes is as follows:
                                           1997               1996
                                          -----              -----
Tax benefit at statutory rate              34.0%              34.0%
Net operating loss carry forward
 benefit for which utilization
 is not assured and other items           (34.0)             (37.4)
                                          -----              -----
Total                                       0.0%             ( 3.4%)
                                          ======              =======

         The Company files consolidated federal income tax returns with all of its subsidiaries. As of December 31, 1997, the Company has net operating loss carryforwards of approximately $23,385,000 available for federal tax purposes, which expire in the years 2001 through 2012. In addition, at December 31, 1997, the Company has investment tax credit carryforwards for federal income tax purposes available to offset future taxes of approximately $2,276,000 expiring in the years 1998 through 2001 and minimum tax credit carryforwards for federal income tax purposes available to offset future taxes of approximately $105,000 which do not expire. For federal tax purposes, utilization of net operating losses and tax credit carryforwards will be limited in future years as a result of a greater than 50% change in ownership which occurred in July 1995.

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

         The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1997 are as follows:

                                                          December 31,
                                                          ------------
                                                             1997
                                                             ----
                                                         (In Thousands)
Deferred tax liabilities:
         Differences between book and tax
                  basis of property                          $   292
Deferred tax assets:
         Reserves not currently deductible                       500
         Net operating loss carryforwards                      9,354
         Tax credit carryforwards                              2,381
         Other                                                    10
                                                              ------
                  Total deferred tax assets                   12,245
                                                              ------
                                                              11,953

Valuation allowance                                          (11,953)
                                                              ------
Net deferred tax liability                                     $   -
                                                              ======

         All deferred tax liabilities and deferred tax assets (except tax credit carryforwards) are tax effected at the enacted rates for state and federal taxes. The valuation allowance relates primarily to net operating loss carryforwards and tax credit carryforwards that may not be realized. The valuation allowance decreased by $1,050,000 in 1997. For the year ended December 31, 1996 the valuation allowance increased by $3,046,000.

         The deferred tax asset is available to offset taxable income in excess of book income generated from the lease portfolio and residual values which are the principal components of the total deferred tax liabilities of $292,000 as of December 31, 1997. The deferred tax asset, net of the deferred tax liability, has been fully reserved as of December 31, 1997.

J.       Stockholders Equity (Deficit)

         The Preferred Stock issued by the Company carries certain preferences and rights as discussed below. Each share of Preferred Stock is entitled to the number of votes equal to the number of whole shares of Common Stock into which the share of the Preferred Stock held are then convertible. The holders of the Preferred Stock shall be entitled to receive cash dividends only to the extent and in the same amounts as dividends are declared and paid with respect to Common Stock as if the Preferred Stock has been converted to Common Stock in accordance with the provisions related to conversion. Preferences specific to each series are as follows:

         Series A - convertible into ten shares of Common Stock for each share of Preferred Stock and has a liquidation preference of $1.90 per share;

         Series AA - convertible into one share of Common Stock for each share of Preferred Stock and has a liquidation preference of $.50 per share.

         Series B - convertible into ten shares of Common Stock for each share of Preferred Stock and has a liquidation preference of $2.00 per share.

K.       Stock Option Plans and Stock Purchase Plan

         The Company has four stock option plans: a 1994 Stock Option Plan, a 1994 Directors' Stock Option Plan, a 1997 Stock Option Plan, and a 1983 Stock Option Plan. The 1983 Stock Option Plan has expired and remaining outstanding options under this Plan were canceled in 1997 and reissued under the 1994
Stock Option Plan.

         The Company's stock option plans provide for incentive and nonqualified stock options to purchase up to an aggregate of 5,707,000 shares of the Company's Common Stock which may be granted to key contributors of the Company, including officers, directors, employees and consultants. The aggregate number of shares pursuant to the plans do not include 1,100,500 options related to the 1983 stock option plan which have expired. The options are generally granted at the fair market value of the Company's Common Stock at the date of the grant, vest over a five-year period, are exercisable upon vesting and expire five years from the date of grant.

         Information with respect to the stock option plans was as follows:

                          1994          1994       1997         1983    Weighted
                          Stock         Directors  Stock        Stock   Average
                          Option        Option     Option       Option  Exercise
                          Plan          Plan       Plan         Plan    Price
                     -----------------------------------------------------------
Outstanding,
December 31, 1995      1,207,000       95,000                   3,981      $.16

Options granted                -      234,500                       -       .25
Options canceled         (72,715)           -                    (737)     .007
                        ---------     -------                  ------      ----
Outstanding,
December 31, 1996      1,134,285      329,500           -       3,244       .18

Options granted        1,005,000      337,500   2,240,000           -       .51
Options exercised        (15,000)           -           -           -       .15
Options canceled
 and expired          (1,119,285)           -           -                   .18

Options canceled
  and reissued             3,244            -           -      (3,244)      .01
                        --------      -------   ---------      ------      ----
Outstanding,
December 31, 1997      1,008,244      667,000   2,240,000           -      $.49
                       =========      =======   =========      ======      ====

         Additional information regarding options outstanding as of December 31, 1997 is as follows:
                               Options Outstanding

Exercise         Number      Weighted Average       Exercisable       Date of
Price          Of Shares     Contractual Life         Options        Expiration
-----          ---------     ----------------         -------        ----------
$0.01             3,244             5.00               3,244            2002
$0.06           112,500             4.00             112,500          2001-2003
$0.10           681,000             4.98             115,000          2002-2003
$0.20           225,000             4.00              75,000            2003
$0.25           920,500             4.50             329,500          2002-2003
$0.30            40,000             5.25                              2002-2003
$0.50           591,000             5.69                              2002-2005
$0.60            40,000             5.75                              2002-2004
$0.75           541,000             5.75                              2002-2006
$1.00           681,000             6.56                              2003-2007
$1.50            40,000             6.75                              2002-2006
$2.00            40,000             7.25                              2003-2007
              ---------                             --------
Total         3,915,244                              635,244
              =========                             ========

         The weighted average exercise price of the options outstanding at December 31, 1997 was $.49.

         Pro forma information. The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options which equal or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's financial statements. SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings per share as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock options to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly differs from the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting-stock volatility 200% in 1997 and 1996, risk free interest rate, 8%, in 1997 and in 1996 and no dividends during the expected term. The forfeitures of the options are recognized as they occur. If the computed fair values of the 1996 and 1997 awards had been expensed over the vesting period of the awards, the pro forma net loss would have been $6,411,000 ($1.25 per share) in 1996 and $1,850,000 ($0.12 per share) in 1997.

         Employee Stock Purchase Plan

         The Company's 1994 Employee Stock Purchase Plan authorizes the offering to employees of up to 250,000 shares of Common Stock in six semiannual offerings at a price of 85% of the Common Stock's bid price and in an amount determined by a formula based on each employee's estimated annual compensation. The Company's stockholders authorized this plan in January 1995. No shares of Common Stock have been offered pursuant to the plan to date.

         The Company has reserved 250,000 shares of Common Stock for all amounts that may be offered to employees under this plan.

L.       Commitments and Contingencies

         The Company rents its corporate offices under a five-year non-cancelable lease. In addition, the Company leases regional marketing offices at the three locations along the east coast. The future minimum rental commitments are as follows:

         Year ending December 31:
                  1998                          $191,000
                  1999                           155,000
                  2000                           143,000
                  2001                           131,000
                  2002                            99,000

         Rental expense, net of abatements, for the years ended December 31, 1997 and 1996 amounted to $194,000, and $182,000, respectively.

         The Company undertook a review of its trust portfolio, including consultation with legal counsel and industry consultants, and determined that it had not been recovering costs associated with administering the trusts. Management's review determined that approximately $22,000,000 of costs for periods prior to 1997 had not been recovered from the trusts. As discussed in Note T, the Company has recorded $1,868,000 of cost recoveries through December 31, 1997 for periods prior to 1997. Management makes no representations concerning the Company's ability to recover any further costs for periods prior to 1997. Further recoveries for periods prior to 1997 are contingent upon the current status of the specific trusts and the Company's level of recovery efforts. Consequently, the Company will record any further recoveries as income in the period in which collection is assured. Management cannot reasonably predict if any trust investors will claim that the recovery of these administrative costs was not accordance with the trust agreement.

         The Company was named as a defendant along with the Chairman of the Board and an affiliate, of the Chairman in a suit brought by Ernest Rolls, the former Vice-Chairman, on February 5, 1998. The suit brought by Mr. Rolls alleges that the Company is in default on the payment of $2.7 million, which Mr. Rolls claims he loaned to the Company. It is the Company's position that $1.5 million of the loan has been repaid to Mr. Rolls and that the balance is subject to offsets and counterclaims by the Company. The Company has moved the case to federal court and has filed an answer. The Company intends to file a counterclaim against Mr. Rolls.

         The Board of Directors of Chancellor Corporation voted to remove Mr. Ernest L. Rolls as a Director and Vice Chairman of the Board effective March 10,1998. The reasons cited by the Board for removing Mr. Rolls included breach of his fiduciary duties of care and loyalty, Mr. Rolls' suspected self-dealing and his failure to provide a total of $7.5 million in financing that he represented to the Board he would provide. The Board also believed that a suit filed by Mr. Rolls was an attempt by Mr. Rolls to jeopardize the Company's strategic alliances and other activities that are currently being negotiated.

         In December 1997, Complex Design and Construction, Inc. ("Complex") filed a complaint against Chancellor Corporation and others in Superior Court, Suffolk County, Massachusetts alleging that the Company breached its contract with Complex relating to the build-out of the Company's leasehold. The complaint also alleges that Chancellor committed unfair and deceptive acts and practices in connection with the construction contract. The complaint seeks approximately $44,000 in damages for the alleged breach of contract, as well as double or treble damages for purported unfair and deceptive acts and practices. Legal counsel has advised the Company that it is reasonably possible that the Company may be liable for up to approximately $155,000 plus legal costs and expenses. Chancellor filed an answer and counterclaim against Complex alleging breach of contract, breach of expenses and implied warranty, liquidated damages pursuant to a penalty clause in the contract, and unfair and deceptive acts and practices. In addition, Chancellor filed a motion to dismiss the count in the complaint against it, which alleges unfair and deceptive acts and practices. The motion is scheduled to be heard on March 26, 1998.

         In the normal course of its business, the Company is from time to time subject to litigation. Management does not expect that the outcome of any of these actions, or the actions as noted above, will have a material adverse impact on the Company, its business or its consolidated financial position or results of operations.

M.       Major Customers

         The Company is engaged principally in originating and selling equipment leasing transactions. During 1997, 92% (based on original equipment cost) of the new lease transactions originated by the Company were with the one largest lessee. In addition, approximately 55% and 37% (based on original equipment cost) of equipment sold to investors in 1997 were purchased by the two largest investors. During 1996, 42%, 11% and 10% (based on original equipment cost) of the new lease transactions originated by the Company were with the three largest lessees. In addition, approximately 26%, 16% and 13% (based on original equipment cost) of equipment sold to investors in 1996 were purchased by the three largest investors.

N.       Employee Benefit Plan

         The Company sponsors a 401(k)retirement plan (the "Plan") for the benefit of its employees. The Plan enables employees to contribute up to 15% of their annual compensation. The Company's contributions to the Plan amounted to approximately $18,000 and $19,000 in 1997 and 1996, respectively.

O.       Acquisition

         On July 31, 1997, the Company acquired certain assets and assumed certain liabilities of Long River Capital, Inc., a company engaged in automobile loan application processing and origination of automobile loans for high credit risk consumers. Long River Capital was previously owned 50% by a director of the Company. Total consideration for the purchase of $104,000 of assets at their fair market value and the assumption of $257,000 of liabilities consisted primarily of the issuance of 200,000 shares of the Company's common stock having a fair market value of $20,000. The acquisition was accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The excess of purchase price over the fair market values of net assets acquired of $122,000 (net of amortization of $6,000 and a write-down of $45,000 to net realizable value) has been included in intangible assets and represents goodwill, license agreements, and a customer list.

P.       Minority Interest in a Subsidiary

         During 1996, the Company acquired a fifty percent interest in TruckScan LLC ("TruckScan") for a $350,000 contribution to equity. Due to the level of control the Company exercised over the operation of TruckScan, TruckScan's financial statements are consolidated with the financial statements of the Company and its other subsidiaries.

         On May 1, 1997 the Company  sold its 50%  investment  in  TruckScan  to
Telescan, the joint venture partner and a party unrelated to the Company. In consideration for the sale, the Company received certain assets from Telescan with an estimated value of $11,000 and a one year promissory note in the amount of $50,000 secured by certain assets of Telescan and forgiveness of a promissory commitment to contribute capital of approximately $300,000 which was authorized by the former management and board. The Company realized a gain of $41,000 on the sale of this investment.

         TruckScan had a loss of $29,000 and $422,000 from January 1, 1997 through April 30,1997 (date of sale) and from June 21, 1996 (date of inception) through December 31, 1996, respectively. The minority owner's share of this loss exceeded its equity by $225,000. As a result, the entire loss of $29,000 and $422,000, respectively is recognized by the Company.

Q.       Other Investment

         Other investment includes $1 million equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120 million investment fund with the backing of the Overseas Private Investment Corporation ("OPIC") created to make direct investments in emerging companies throughout sub-Saharan Africa. Capital contributions are payable within 10 business days of a capital call pursuant to the terms of the partnership agreement. As of December 31, 1997, the Company funded $185,000 of a $1 million commitment for its 2.5% interest in NAOF and the remaining obligation of $815,000 is included in accounts payable and accrued expenses.

R.       Concentration of Credit Risk

         The Company maintains its cash balances in several banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. The Company also has arrangements whereby the funds in excess of specified cash balances are invested in overnight repurchase agreements and such overnight investments are collateralized by high grade corporate debt securities. As of December 31, 1997, the uninsured portion of the cash balances held at two of the banks were approximately $2,592,000 of which $2,404,000 was invested in overnight repurchase agreements.

S.       Restructuring

         In order to improve the Company's liquidity, return to profitability and create growth opportunities, management initiated a plan during the year ended December 31, 1996 which provides for, among other things, expanding its core business by servicing middle market clients, expanding into new transportation and equipment markets and seeking strategic financial partnerships and joint ventures domestically and internationally. As part of the restructuring, the Company repaid the intercreditor loan and the secured inventory loan in 1997, as described in Note H and relocated its corporate headquarters. The Company believes that these initiatives will allow the Company to improve financial performance and liquidity. Included in 1996 selling, general and administrative expenses is a charge of $524,000 for costs associated with the restructuring plan.

T.       Prior Period Adjustment

         During  1997,  as  part  of  the  Company's  restructuring,  management undertook a review of its operations. As part of this review, management reviewed the trust agreements, including consultation with legal counsel and industry consultants and determined that the Company historically had not charged the trust for the costs of their administration. As a result of this review management determined that the Company had not been reimbursed approximately $22 million of costs incurred for trust administration for periods prior to 1997. Management subsequently began to charge the trusts for these services and implemented plans to recover past costs. Management makes no representations concerning the Company's ability to recover any further costs for periods prior to 1997. The consolidated statement of stockholders' equity (deficit) reflects an increase in stockholders' equity of $1,437,000 from $1,365,000 to $2,802,000 as of December 31, 1995 for trust administration costs recovered for periods prior to 1996. The 1996 consolidated statements of operations have been restated to reflect an adjustment to include a reduction in the general and administrative expenses of approximately $431,000 for trust administration costs recovered relating to 1996 and a corresponding decrease in the net loss from $6,804,000 to $6,373,000 for the year ended December 31, 1996. The net loss per share amounts in the consolidated statements of operations has been restated from $1.32 to $1.24 as a result of this change.

U.       Related Party Activity

         During 1994, and prior to becoming an affiliate, the board of directors recommended and the shareholders approved at the 1995 Annual Meeting of Stockholders, a consulting agreement with Vestex, Inc., an affiliate of the majority stockholder, whereby the affiliate provides specified services related to the Company's equity raising efforts and financing activities. Under the agreement, the affiliate earns a fee for consummating equity or debt transactions. The fee related to debt transactions is 1.5% of the transaction amount through December 1996 at which time the Board of Directors increased the fee to 3.0% of the transaction amount. The fee related to equity transactions equals 7.5% of the transaction amount if a broker or underwriting fee is not paid to a third party and 2.5% of the transaction amount if a broker or underwriting fee is paid to a third party. The agreement was extended effective July 1, 1997 on the same terms and conditions through June 2000. Vestex also provides services to the Company on operational and other matters for which it is compensated at levels negotiated with the Company, as described below.

         During 1996 and through March 1997, the affiliate charged the Company fees for certain transactions it determined were consummated during the period and were covered by the agreement. The Company disputed a certain portion of these charges. The parties settled this dispute by agreeing that $3,000,000 was incurred relating to these services, of which $800,000 and $2,200,000 were performed in 1997 and 1996, respectively. In connection with this settlement, Vestex agreed to write-off $1,113,000 of fees originally claimed. These amounts are included in selling, general, and administrative expenses on the consolidated statement of operations. Per the agreement, the payment is due on demand, however, the affiliate has agreed that the Company will only pay the fee during the coming year if payment can be made from refinancing or equity proceeds in a manner that does not impact the Company's ability to meet its other obligations.

         As of December 31, 1996, the Company had received from Vestex a total of $4,121,000, net of repayments and cost of $312,500 which consisted of equity of $1,421,000 and debt and payable of $ 2,700,000. During 1997, the Company entered into several transactions with Vestex which resulted in an increase of $ 1,856,000 resulting in a net equity infusion of $ 5,977,000 and debt and payables of $59,000 as of December 31, 1997.

         In accordance with the terms of the consulting agreement, Vestex earned fees totaling $957,000. The fees earned in 1997 were for services in connection with the following: i) $800,000 through March 31, 1997 as described above, ii) a monthly fee of $12,500 for April 1997 through December 1997, and iii) a $45,000 fee relating to the $1,500,000 loan provided by the then Vice Chairman of the Board of Directors (as described below).

         The Company also entered into several transactions whereby Vestex received fees of approximately $1,288,000 in 1997. The Company recorded approximately $519,000 of these expenses in connection with Vestex's negotiations on behalf of the Company resulting in significant financial benefits and savings to the Company. This includes, but is not limited to, savings of approximately $930,000, whereby the intercreditor loan of approximately $1,906,000 was paid in advance of term; savings in excess of $2,000,000 on the termination of the Company's office lease and renegotiations of more favorable terms on the Company's new office lease; and development and implementation of strategies enabling the Company to properly recover certain administrative costs incurred in connection with the administration of the Company's trust portfolio assets. The Company also recorded an additional $394,000 in connection with Vestex's services for development and implementation of the Company's successful restructuring and transition plan. This amount reduced the restructuring charges accrued at December 31, 1996. In connection with a $1.5 million loan provided to the Company by the Vice Chairman of the Board of Directors, Vestex provided certain guarantees and was compensated in the amount of $375,000 for providing such guarantee.

         The Company purchased furniture and computer equipment from Vestex in the amount of $300,000. The acquisition prices were based on estimated fair value as of the date of the transaction. At December 31, 1997, approximately $60,000 of the furniture acquired was not in service by the Company.

         The Company received loans from Vestex during 1997 totaling $1,735,000, including $1,500,000 in connection with the repayment of the Company's debt to the Vice-Chairman. Interest on loans payable to Vestex accrue at the prime rate plus 2% (10.5% as of December 31, 1997). During 1997, interest of approximately $92,000 was incurred on debt owed Vestex.

         During 1997, Vestex agreed to take stock, at the then fair market value on the date of conversion, in lieu of cash in consideration of certain obligations due Vestex by the Company. In February 1997, the Board of Directors approved the issuance of 3,000,000 shares of the Company's Series AA Preferred Stock at $.30 per share to Vestex in consideration of $900,000 of the amounts due Vestex. In June 1997, the Company issued 8,333,333 shares of Common Stock to Vestex in consideration of $1,000,000 of fees and debt including Vestex's guarantee of the $1,500,000 loan provided to the Company by the Vice Chairman, stated above. Also in June 1997, the Company issued 6,716,667 shares of Common Stock to Vestex in consideration of approximately $806,000 of fees and debt due. In September 1997, the Company issued 5,000,000 shares of Common Stock to Vestex in consideration of approximately $500,000 of Vestex fees and debt due. In December 1997, the Company issued 710,526 shares of the Company's Series A Preferred Stock to Vestex in consideration of $1,350,000 of Vestex fees an debt due. In addition to the conversion of accrued Vestex fees and debt to the Company's preferred and common stock totaling approximately $4,556,000, the Company also repaid debt and fees through cash payments in the amount of approximately $2,848,000. For the years ended December 31, 1997 and 1996, the Company incurred expenses to Vestex of $1,850,000 and $2,594,000, respectively. As of December 31, 1997, the Company owed Vestex $50,000 of unpaid loans and approximately $9,000 of unpaid fees. In addition, Vestex is due $50,000 of unpaid fees assumed by the Company at the time of acquisition of Long River Capital.

         An affiliate of the Chairman of the Board of Directors provided supervisory and other construction services in connection with the build-out and improvements to the Company's new office space. The total fees earned by the affiliate were $275,000, all of which was paid in 1997. The Company recorded these amounts as capitalized leasehold improvements.

         The Company entered into several transactions with the then Vice-Chairman of the Board of Directors. On May 19, 1997, the Company issued a $1,500,000 promissory note to the then Vice-Chairman of the Board which was guaranteed by Vestex and the Chairman of the Board. Interest on the promissory note accrued at the prime rate plus 2 1/8%. On September 3, 1997, Vestex on behalf of the Company repaid the promissory note. The resultant obligation recorded as owing to Vestex was subsequently converted into equity as described above. Interest accrued to the Vice-Chairman during 1997 of approximately $59,000. The Vice-Chairman also made a non-interest-bearing advance of $1,200,000 to the Company in October 1997.

         During 1997, the Company directly and through Valmont Ventures Inc. ("Valmont"), a wholly-owned subsidiary, providing consulting services, incurred costs on behalf of and made advances to Global Weather Services ("GWS"), a company represented by the then Vice-Chairman as an affiliate of the Vice-Chairman. The Company provided these services at the request of the then Vice-Chairman with the approval of management. The total due from GWS amounted to approximately $756,000, including consulting fees of $600,000 which are included in other revenue in the consolidated statements of operations.

         Company funds were used to pay amounts on behalf of the Vice-Chairman totaling approximately $58,000 during 1997.

         Based on discussions with legal counsel, the Company believes it has the right to offset the amounts due to and from the then Vice-Chairman and GWS. As a result, the accompanying consolidated financial statements reduced the amounts due totaling approximately $814,000 and the amounts owed of $1,200,000. The difference of approximately $386,000 has offset the amount due by the Vice-Chairman or GWS to Vestex and has been reflected as an increase in the amount due by the Company to Vestex.

Chancellor has entered into two lease transactions with Kent International, a company owned 50 percent by a director of the Company. Total original equipment cost for these transactions amount to approximately $144,000.

V.       Subsequent Events

         Subsequent to December 31, 1997, the Company, formed the following wholly-owned subsidiaries and issued the following shares:

         Chancellor International Corporation ("CIL"), a Delaware Corporation, formed as the parent holding company for diversified financial services companies specializing in international commercial and consumer financing. The Company issued 2,000,000 shares of Series B Convertible Preferred Stock for 100% ownership of CIL.

         Chancellor Africa Corporation ("CAC"), a Mauritius corporation, formed as the parent holding company for a diversified financial services company specializing in commercial and consumer financing in Africa. CIL transferred 1,500,000 shares of its Series B Convertible Preferred Stock of the Company to CAC in exchange for 100% ownership of CAC.

         Africa Financial Corporation ("AFC"), a Mauritius Corporation, formed as the operating company providing lease and commercial financing services in Africa. CAC transferred 1,000,000 shares of its Series B Convertible Preferred Stock of the Company to AFC in exchange for 100% ownership of AFC.

         On December 12, 1997, the Company, Afinta Motor Corporation (Pty) Ltd ("AMC"), its wholly owned subsidiary Afinta Financial Services (Pty) Ltd. ("AFS"), and New Africa Opportunity Fund, LP ("NAOF"), entered into a letter of intent, under which a diversified financial services company, specializing in commercial and consumer financing in Africa will be formed. The parties commenced operations on January 1, 1998 pursuant to an agreement reached in principle, as outlined in the Letter of Intent. On March 27, 1998, the parties finalized the terms of the agreement and responsibilities of the parties by the closing of the transaction and executing the documents. The parent holding company will be CAC. The Company will provide, through CAC, $5,000,000 of start-up capital to AFC, and 1,000,000 shares of the Company's Series B Convertible Preferred Stock. In consideration of a 40% ownership interest in AFC, NAOF will infuse $10,000,000 of cash in two $5,000,000 tranches. Upon the event of a material adverse change in the financial condition of AFC prior to the second funding, and with the unanimous consent of the board of directors of AFC, the second funding may be extended to a mutually agreeable date or terminated. In connection with this capital infusion, AFC will also issue 500,000 shares of the Company's Series B Convertible Preferred Stock to NAOF. In consideration of a 9% ownership interest in AFC, and the issuance of 500,000 shares of the Company's Series B Convertible Preferred Stock, AMC will contribute the net assets of AFS; exclusive distribution rights for AMC products in North America, Eastern Europe, the Russian Federation and Commonwealth of Independent States, and Asia-Pacific; nonexclusive distribution rights for AMC products in South America; and discounted pricing for the purchase of AMC products to be sold and/or leased through AFC or its assignee. AMC will also transfer a 2 1/2 percent ownership interest in AMC to CAC in connection with this transaction. The Series B Convertible Preferred stock has a liquidation preference of $2.00 per share and is convertible into 10 shares of the Company's Common Stock for each one share of preferred stock at the holders option.

         The following is the proforma effect on stockholder's equity if all the transactions described above are executed and includes estimated transaction related cost of $1 million:

                                                              Per               Shares
                                                              Financial         To Be
                                                              Statements        Issued           Proforma
                                                              ----------        ------           --------
                                                                           (In Thousands)
Preferred Stock,  Series AA Convertible,
$.01 par value,  authorized  8,000,000
shares, issued and outstanding 8,000,000
shares                                                        $   80             $    -            $   80


Preferred  Stock,  Series A,  Convertible,
$.01 par value,  authorized  710,562
shares, issued and outstanding 710,562
shares                                                             7                  -                 7

Preferred  Stock,  Series B Convertible,
$.01 par value,  authorized  2,000,000
shares, issued and outstanding 1,000,000
shares                                                             -                 20                20

Common Stock, $.01 par value, authorized
75,000,000 shares, issued and outstanding
25,401,156 shares                                                254                  -               254

Additional Paid in Capital                                    28,426             18,980            47,406

Accumulated Deficit                                          (28,540)                 -           (28,540)
                                                             --------            ------           --------


                                                             $   227            $19,000           $19,227
                                                             =======            =======           =======

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHANCELLOR CORPORATION
Dated: March 31, 1998

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



Dated: March 31, 1998                       By: /s/ Brian M. Adley
                                               -------------------
                                            Brian M. Adley
                                            Chairman of the Board and Director
                                            (Principal Executive Officer)


Dated: March 31, 1998                       By: /s/ Rudolph Peselman
                                               ---------------------
                                            Rudolph Peselman
                                            Director


Dated: March 31, 1998                       By: /s/ Michael Marchese
                                               ---------------------
                                            Michael Marchese
                                            Director



Dated: March 31, 1998                       By: /s/ Jonathan Ezrin
                                               -------------------
                                            Jonathan Ezrin
                                            Corporate Controller and Principal
                                            Accounting Officer