Form 10QSB
period 1998-03-31
CHANCELLOR CORP
filed 1998-05-15
CIK 724051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

    Commission file number  0-11663

                             CHANCELLOR CORPORATION
                      (Exact name of Small Business Issuer)

            MASSACHUSETTS                             04-2626079
   (State or other jurisdiction of             (I.R.S. Employer I.D. No.)
   incorporation or organization)


210 South Street, Boston, Massachusetts                02111
(Address of principal executive offices)             (Zip Code)

                                (617) 368 - 2700
                (Issuer's telephone number, including area code)



Check mark whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of April 30, 1998, 25,404,156 shares of Common Stock, $.01 par value per share; 8,000,000 shares of Series AA Convertible Preferred Stock, $.01 par value per share (with a liquidation preference of $.50 per share or $4,000,000); and 710,526 shares of Series A Convertible Preferred Stock, $.01 par value per share (with a liquidation preference of $1.90 per share, or $1,350,000), were outstanding. As of April 30, 1998, 2,000,000 shares of Series B Convertible Preferred Stock were authorized. Aggregate market value of the voting stock held by non-affiliates of the issuer as of April 30, 1998 was approximately $1,201,000. Aggregate market value of the total voting stock of the issuer as of April 30, 1998 was approximately $8,129,000.

                     Chancellor Corporation and Subsidiaries

                                                                         Page
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as
                     of March 31, 1998 and December 31, 1997               2

                  Condensed Consolidated Statements of Operations for
                     the Three Months Ended March 31, 1998 and 1997        3

                  Condensed Consolidated Statements of Cash Flows for
                     the Three Months Ended March 31, 1998 and 1997        4

                  Notes to Condensed Consolidated Financial Statements     5


         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   7



Part II. Other Information                                                11

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K



Signatures                                                                12

                     Chancellor Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In Thousands, Except per Share Data)

                                                                                            March 31,         December 31,
                                                                                               1998               1997
                                                                                          --------------      ------------
                                                                                          (unaudited)
Assets

   Cash and cash equivalents                                                                $     244         $     97
   Cash - restricted and escrowed                                                                 212            2,419
   Receivables, net                                                                               297              667
   Leased equipment held for underwriting                                                         502              502
   Net investment in direct finance leases                                                        618              521
   Equipment on operating lease, net of accumulated depreciation of $3,804                        642              232
   Residual values, net                                                                           448              465
   Furniture and equipment, net of accumulated depreciation of $1,363                             905              937
   Other investments                                                                            1,000            1,000
   Intangibles, net                                                                               122              122
   Other assets, net                                                                            1,746              117
                                                                                            ---------         --------
                                                                                            $   6,736         $  7,091
                                                                                            =========         ========
Liabilities and Stockholders' Equity

   Accounts payable and accrued expenses                                                    $   5,656         $  5,921
   Indebtedness:
     Nonrecourse                                                                                  440              528
     Recourse                                                                                     383              415
                                                                                            ---------         --------
          Total liabilities                                                                     6,479            6,864
                                                                                            ---------         --------
Stockholders' equity:
   Prefered Stock, $.01 par value, 20,000,000 shares authorized:
     Convertible Series A, 710,526 shares issued and outstanding                                    7                7
     Convertible Series AA, 8,000,000  shares issued and outstanding                               80               80
     Convertible Series B, 2,000,000 shares issued and outstanding                                 --               --
   Common stock, $.01 par value; 75,000,000 shares authorized,
     25,404,156 shares issued and outstanding                                                     254              254
   Additional paid-in capital                                                                  28,371           28,426
   Accumulated deficit                                                                        (28,455)         (28,540)
                                                                                            ---------         --------
                                                                                                  257              227
                                                                                            ---------         --------
                                                                                            $   6,736         $  7,091
                                                                                            =========         ========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                     Chancellor Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In Thousands, Except Per Share Data)


                                                Three Months Ended March 31,
                                                  1998              1997
                                              ------------      ------------
                                               (unaudited)       (unaudited)

Revenues:
   Rental income                              $        96        $       278
   Lease underwriting income                            9                 15
   Direct finance lease income                         36                 40
   Interest income                                     18                 12
   Gains from portfolio remarketing                    82                172
   Fees from remarketing activities                   423                140
   Other income                                        18                 --
                                              -----------        -----------
                                                      682                657
                                              -----------        -----------
Costs and expenses:

   Selling, general and administrative                530              1,941
   Interest expense                                    21                101
   Depreciation and amortization                      104                 90
                                              -----------        -----------
                                                      655              2,132
                                              -----------        -----------

Net income (loss)                             $        27        $    (1,475)
                                              ===========        ===========
Basic net income (loss) per share             $       .00        $      (.29)
                                              ===========        ===========

Shares used in computing
   basic net income (loss) per share           25,403,127          5,136,391
                                              ===========        ===========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                               Chancellor Corporation and Subsidiaries
                           Condensed Consolidated Statements of Cash Flows
                                           (In Thousands)

                                                                 Three Months Ended March 31,
                                                                   1998                1997
                                                              ------------         -----------
                                                               (unaudited)          (unaudited)

Cash flows from operating activities:
   Net income (loss)                                            $    27             ($1,475)
                                                                -------             -------
   Adjustments to reconcile net income (loss) to
     net cash used by  operating activities:
      Depreciation and amortization                                 104                  90
      Residual value estimate realizations and
         reductions, net of additions                                17                 181
      Changes in assets and liabilities:
            Decrease in receivables                                 370               2,361
            Decrease in accounts payable and accrued expenses      (265)             (2,767)
                                                                -------             -------
                                                                    226                (135)
                                                                -------             -------
                Net cash used by operating activities               253              (1,610)
                                                                -------             -------

Cash flows from investing activities:
   Leased equipment held for underwriting                          --                   848
   Net investments in direct finance leases                         (97)                471
   Equipment on operating lease                                    (442)                127
   Net change in cash restricted                                  2,207                 546
   Additions to furniture and equipment, net                        (40)                  3
   Increase in other assets                                      (1,614)               (308)
                                                                -------             -------
                Net cash provided by investing activities            14               1,687
                                                                -------             -------

Cash flows from financing activities:
   Increase in indebtedness - recourse                             --                   175
   Repayments of indebtedness - nonrecourse                         (88)               (378)
   Repayments of indebtedness - recourse                            (32)               (730)
   Issuance of preferred stock, net                                --                   900
                                                                -------             -------
                Net cash used by financing activities              (120)                (33)
                                                                -------             -------

Net increase in cash and cash equivalents                           147                  44
Cash and cash equivalents at beginning of period                     97                  21
                                                                -------             -------
Cash and cash equivalents at end of period                      $   244             $    65
                                                                =======             =======
Cash paid for interest                                          $    21             $    74
                                                                =======             =======


                           The accompanying notes are an integral part of
                          thesecondensed consolidated financial statements.

CHANCELLOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosure required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-K. The results for the interim period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

2.   BUSINESS COMBINATION

     During the first quarter of 1998, the Company formed the following wholly-owned subsidiaries and issued the following shares:

          Chancellor International Corporation ("CIL"), a Delaware corporation, formed as the parent holding company for diversified financial services companies specializing in international commercial and consumer financing. The Company issued 2,000,000 shares of Series B Convertible Preferred Stock ("Series B Preferred") for 100% ownership of CIL.

          Chancellor Africa Corporation ("CAC"), a Mauritius corporation, formed as the parent holding company for a diversified financial services company specializing in commercial and consumer financing in Africa. CIL transferred 1,500,000 shares of its Series B Preferred of the Company to CAC in exchange for 100% ownership of CAC.

          Africa Financial Corporation ("AFC"), a Mauritius corporation, formed as the operating company providing lease and commercial financing services in Africa. CAC transferred 1,000,000 shares of its Series B Preferred of the Company to AFC in exchange for 100% ownership of AFC.

On December 12, 1997, the Company, Afinta Motor Corporation (Pty) Ltd ("AMC"), its wholly owned subsidiary Afinta Financial Services (Pty) Ltd. ("AFS"), and New Africa Opportunity Fund, LP ("NAOF"), entered into a letter of intent, under which a diversified financial services company, specializing in commercial and consumer financing in Africa will be formed. On March 27, 1998, the parties entered into a second agreement that described the responsibilities of the parties upon the closing of the transaction and execution of the definitive closing. The Company will provide, through CAC, $5,000,000 of capital to AFC and 1,000,000 shares of the Company's Series B Preferred. NAOF and AMC will receive up to a combined 50% ownership interest in AFC. In consideration of this ownership interest, NAOF will infuse $10,000,000 of cash in two $5,000,000 tranches. AMC will grant exclusive distribution rights for AMC products in North America, Eastern Europe, the Russian Federation and Commonwealth of Independent States, and Asia-Pacific; nonexclusive distribution rights for AMC products in South America; and discounted pricing for the purchase of AMC products to be sold and/or leased through AFC or its assignee. Additionally, AFC will issue to

NAOF and AMC up to 1,000,000 shares of the Company's Series B Preferred at $20 per share. The Series B Preferred converts into 10 shares of the Company's Common Stock for each one share of preferred stock at the holders option reflecting a price per share of Common Stock of $2.00 per share. Additionally, the Series B Preferred has a liquidation preference of $2.00 per share.

In anticipation of the successful completion of this transaction, the Company commenced its investment in the operation of AFC. Accordingly, the Company infused approximately $450,000 in cash to transact certain leasing transactions. The funds were used to purchase vehicles from AMC which were then leased to end user customers.

The following is the proforma effect on stockholder's equity if the transactions as contemplated above are executed and includes estimated transaction related cost of approximately $1 million:

                                               Per               Shares
                                               Financial         To Be
                                               Statements        Issued         Proforma
                                               ----------        ------         --------
                                                           (In Thousands)

Preferred Stock,  Series AA Convertible,
$.01 par value,  authorized  8,000,000
shares, issued and outstanding 8,000,000
shares                                           $     80        $   --         $     80


Preferred  Stock,  Series A,  Convertible,
$.01 par value,  authorized 710,526
shares, issued and outstanding 710,526
shares                                                  7            --                7

Preferred  Stock,  Series B Convertible,
$.01 par value,  authorized  2,000,000
shares, issued and outstanding 1,000,000
shares                                               --                20             20

Common Stock, $.01 par value, authorized
75,000,000 shares, issued and outstanding
25,404,156 shares                                     254            --              254

Additional Paid in Capital                         28,371          18,980         47,351

Accumulated Deficit                               (28,455)           --          (28,455)
                                                 --------        --------       --------

                                                 $    257        $ 19,000       $ 19,257
                                                 ========        ========       ========


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Revenues. Total revenues for the three month period ended March 31, 1998 were $682,000 as compared to $657,000 for the corresponding period of 1997, an increase of $25,000 or 3.8%. For the three month period ended March 31, 1998, rental income decreased by $182,000 or 65.5% as compared to the corresponding prior year period. The decrease in rental income is attributable primarily to the expiration of several leases. Rental income will continue to decrease until the Company is able to begin adding new equipment to its portfolio. For the three month period ended March 31, 1998, lease underwriting income decreased by $6,000 or 42.2% as compared to the corresponding prior year period. Lease underwriting income decreased due to origination of $450,000 of equipment leases, at cost, for the three month period ended March 31, 1998 as compared to origination of $848,000 of equipment leases during the same period last year. For the three month period ended March 31, 1998, gains from portfolio remarketing decreased by $90,000 or 52.3% as compared to the corresponding prior year period. The decrease in gains from portfolio remarketing is attributable to the sale of portfolio assets of $342,000, at original cost, during the three month period ended March 31, 1998 as compared to sales of portfolio assets with an original cost of $736,000 for the corresponding prior year period. In contrast, for the three month period ended March 31, 1998, fees from remarketing activities increased by $283,000 or 202.1% as compared to the corresponding prior year period. This increase is attributable to a continued focus by management on the remarketing of trust assets as they become available for sale. The increase is also attributable to management's decision to enter into in-house Buy/Sell arbitrage transactions of used transportation equipment. As a result, the Company generated Buy/Sell transaction fees of approximately $184,000 during the three month period ended March 31, 1998. Fees for remarketing performed for third parties other than trust investors represented approximately $5,000. This increase in fees for remarketing performed for third parties is consistent with management's plans to utilize the Company's remarketing expertise to provide such services to third parties. The Company will continue to place emphasis on expanding revenues generated from fees from remarketing to third parties and Buy/Sell transactions. For the three month period ended March 31, 1998, other income increased by $18,000 or 100.0% as compared to the corresponding prior year period.

     Costs and Expenses. Selling, general and administrative expenses for the three month period ended March 31, 1998 were $530,000 as compared to $1,941,000 for the corresponding period of 1997, a decrease of $1,411,000 or 72.7%. The first quarter of 1997 was burdened with significant legal, accounting and consulting fees incurred in connection with the corporate restructuring and transition plans. As a result of the implementation of these focused and fundamentally sound strategies, the Company has brought its cost structure in line in order to operate in the most effective and efficient manner.

     Depreciation and amortization expense for the three month period ended March 31, 1998 was $104,000 as compared to $90,000 for the corresponding period of 1997, an increase of $14,000 or 15.6%. The increase is primarily a result of additional depreciation and amortization on furniture, fixtures, computer equipment and leasehold improvements added in connection with the Company's move to its new facilities in the latter half of fiscal 1997.

     Interest expense for the three month period ended March 31, 1998 was $21,000 as compared to $101,000 for the corresponding period of 1997, a decrease of $80,000 or 79.2%. The decrease is due in part to the repayment in 1997 of the intercreditor and secured inventory loans. Additionally, the expiration of several leases resulted in a decrease in interest on associated non-recourse debt.

     Net Income. Net income for the three month period ended March 31, 1998 was $27,000 as compared to a net loss of $1,475,000 for the corresponding period of 1997, an increase of $1,502,000 or 101.8%. This is attributable to the decrease in total costs, specifically described above. Net income per share for the three month period ended March 31, 1998 was $.00 per share as compared to a net loss of $.29 per share for the corresponding prior year period, an increase of $.29 per share or 100.0%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash flow from operations of $253,000 during the three month period ended March 31, 1998, in part, due to collections of receivables and overall improved operating performance. Investing activities provided $14,000 during the three month period ended March 31, 1998. Financing activities in the three month period used $120,000, due to repayments of aggregate nonrecourse and recourse debt. The net result of the above activity for the three month period was an increase in cash and cash equivalents of $147,000. Cash and cash equivalents amounted to $244,000 at March 31, 1998 as compared to $65,000 at March 31, 1997.

     In August 1997, the Company committed to make a $1,000,000 equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120,000,000 investment fund composed of $40,000,000 from equity participants including the Company, and $80,000,000 in debt financing provided by the Overseas Private Investment Corporation ("OPIC"), an independent U.S. government agency. The purpose of the fund is to make direct investments in emerging companies throughout Africa. As of March 31, 1998, the Company had funded approximately $230,000 and is obligated to provide additional funding in the approximate amount of $770,000.

     During the first quarter of 1998, the Company formed the wholly-owned subsidiaries of (i) Chancellor International Corporation ("CIL"), a Delaware corporation, formed as the parent holding company for diversified financial services companies specializing in international commercial and consumer financing, (ii) Chancellor Africa Corporation ("CAC"), a Mauritius corporation, formed as the parent holding company for a diversified financial services company specializing in commercial and consumer financing in Africa, and (iii) Africa Financial Corporation ("AFC"), a Mauritius corporation, formed as the operating company providing lease and commercial financing services in Africa.

     On December 12,  1997,  the Company,  Afinta  Motor  Corporation  (Pty) Ltd
("AMC"), its wholly owned subsidiary Afinta Financial Services (Pty) Ltd. ("AFS"), and New Africa Opportunity Fund, LP ("NAOF"), entered into a letter of intent, under which a diversified financial services company, specializing in commercial and consumer financing in Africa will be formed. On March 27, 1998, the parties entered into a second agreement that described the responsibilities of the parties upon the closing of the transaction and execution of the definitive closing. The Company will provide, through CAC, $5,000,000 of capital to AFC and 1,000,000 shares of the Company's Series B Preferred. NAOF and AMC will receive up to a combined 50% ownership interest in AFC. In consideration of this ownership interest, NAOF will infuse $10,000,000 of cash in two $5,000,000 tranches. AMC will grant exclusive distribution rights for AMC products in North America, Eastern Europe, the Russian Federation and Commonwealth of Independent States, and Asia-Pacific; nonexclusive distribution rights for AMC products in South America; and discounted pricing for the purchase of AMC products to be sold and/or leased through AFC or its assignee. Additionally, AFC will issue to NAOF and AMC up to 1,000,000 shares of the Company's Series B Preferred at $20 per share. The Series B Preferred converts into 10 shares of the Company's Common Stock for each one share of preferred stock at the holders option reflecting a price per share of Common Stock of $2.00 per share. Additionally, the Series B Preferred has a liquidation preference of $2.00 per share. The proforma effect on stockholder's equity, net of estimated transaction related costs, if all the transactions described above are executed, would result in an increase in stockholders' equity from $257,000 to $19,257,000 as of March 31, 1998.

     In anticipation of the successful completion of the above transaction, the Company commenced its investment in the operation of AFC. Accordingly, the Company infused approximately $450,000 in cash to successfully transact certain leasing transactions. The funds were used to purchase vehicles from AMC which were then leased to end user customers.

     The Company's ability to underwrite equipment lease transactions is dependent upon the availability of short-term warehouse lines of credit. Management is engaged in continuing dialogue with several inventory lenders that can provide the Company with warehouse financing. If the Company experiences delays in putting warehouse facilities in place, the Company transacts deals by coterminous negotiation of lease transactions with customers and financing with institutions upon which it obtains a fee as the intermediary of up to 3% of the amount of financing.

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

     The Company's renewal or replacement of recently expired lines, its expected access to the public and private securities markets, both debt and equity, anticipated new lines of credit (both short-term and long-term and recourse and nonrecourse), anticipated long-term financing of individual significant lease transactions, and its estimated cash flows from operations are anticipated to provide adequate capital to fund the Company's operations for the next twelve months. Although no assurances can be given, the Company expects to be able to renew or replace its recently expired lines of credit, to continue to have access to the public and private securities markets, both debt and equity, and to be able to enter into new lines of credit and individual financing transactions.

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

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

     This Quarterly Report on Form 10-QSB contains certain "Forward-Looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or the Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introduction and acceptance, technology changes and changes in industry conditions. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

                           Part II. Other Information

Item 1. Legal Proceedings

     The Company is involved in the following legal proceedings:

     The Company was named as a defendant along with the Chairman of the Board and an affiliate of the Chairman in a suit brought by Ernest Rolls, the former Vice-Chairman, on February 5, 1998. The suit brought by Mr. Rolls alleges that the Company is in default on the payment of $2.7 million, which Mr. Rolls claims he loaned to the Company. It is the Company's position that $1.5 million of the loan has been repaid to Mr. Rolls and that the balance is subject to offsets and counterclaims by the Company. The Company has removed the case to federal court and has filed an answer. The Company intends to file a counterclaim against Mr. Rolls.

     The Board of Directors of Chancellor Corporation voted to remove Mr. Ernest
L. Rolls as a Director and Vice Chairman of the Board effective March 10,1998. The reasons cited by the Board for removing Mr. Rolls included breach of his fiduciary duties of care and loyalty, Mr. Rolls' suspected self-dealing and his failure to provide a total of $7.5 million in financing that he represented to the Board he would provide. The Board also believed that a suit filed by Mr. Rolls was an attempt by Mr. Rolls to jeopardize the Company's strategic alliances and other activities that are currently being negotiated, including, but not limited to, the Company's international expansion plans.

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

Item 3. Defaults Under Senior Securities
           None

Item 4. Submission of Matters to a Vote of Security Holders
           None

Item 5. Other Information
           None

Item 6. Exhibits and Reports on Form 8-K

           (a)  Exhibits - None

           (b)  Reports on Form 8K - None.

                             Chancellor Corporation


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHANCELLOR CORPORATION


                                   /s/ Brian M. Adley
                                   Brian M. Adley
                                   Chairman of the Board and Director
                                   (Principle Executive Officer)



                                   /s/ Jonathan C. Ezrin
                                   Jonathan C. Ezrin
                                   Corporate Controller
                                   (Principle Accounting Officer)


DATE:  May 14, 1998