Form 10QSB
period 1998-06-30
CHANCELLOR CORP
filed 1998-08-14
CIK 724051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                         Commission file number 0-11663

                             CHANCELLOR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                  04-2626079
     -------------------------------            --------------------------
     (State or other jurisdiction of            (I.R.S. Employer I.D. No.)
      incorporation or organization)

    210 South Street, Boston, Massachusetts                02111
    ----------------------------------------             ----------
    (Address of principal executive offices)             (Zip Code)

                                (617) 368 - 2700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of July 31, 1998, 25,460,656 shares of Common Stock, $.01 par value per share; 8,000,000 shares of Series AA Convertible Preferred Stock, $.01 par value per share (with a liquidation preference of $.50 per share or $4,000,000); and 710,526 shares of Series A Convertible Preferred Stock, $.01 par value per share (with a liquidation preference of $1.90 per share or $1,350,000), were outstanding. As of July 31, 1998, 2,000,000 shares of Series B Convertible Preferred Stock were authorized. Aggregate market value of the voting stock held by non-affiliates of the issuer as of July 31, 1998 was approximately $3,190,000. Aggregate market value of the total voting stock of the issuer as of July 31, 1998 was approximately $12,476,000.

                     Chancellor Corporation and Subsidiaries

                                                                            Page
Part I.  Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheet as
                    of June 30, 1998 and December 31, 1997                    2

                 Condensed Consolidated Statements of Operations for the
                    Three and Six Months Ended June 30, 1998 and 1997         3

                 Condensed Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 1998 and 1997                   4

                 Notes to Condensed Consolidated Financial Statements         5


         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       6



Part II. Other Information                                                   12

         Item 1. Legal Proceedings

         Item 2. Changes in Securities

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K



Signatures                                                                   14

                     Chancellor Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 (In Thousands)


                                                                June 30, 1998  December 31, 1997
                                                                -------------  -----------------
                                                                  (unaudited)
Assets
   Cash and cash equivalents ...................................   $     95      $     97
   Cash and cash equivalents, restricted .......................        137         2,419
   Receivables, net ............................................        177           667
   Leased equipment held for underwriting ......................        502           502
   Net investment in direct finance leases .....................        578           521
   Equipment on operating lease, net of accumulated depreciation       --            --
     of $3,161 and $4,106 ......................................        471           232
   Transportation equipment inventory ..........................        217          --
   Residual values, net ........................................        441           465
   Furniture and equipment, net of accumulated depreciation
    of $1,435 and $1,291 .......................................        878           937
   Other investments ...........................................      1,000         1,000
   Intangibles, net ............................................        122           122
   Other assets, net ...........................................      1,554           129
                                                                   --------      --------
                                                                   $  6,172      $  7,091
                                                                   --------      --------
                                                                   --------      --------

Liabilities and Stockholders' Equity

   Accounts payable and accrued expenses .......................      4,884         5,921
   Indebtedness:
     Nonrecourse ...............................................        366           528
     Recourse ..................................................        632           415
                                                                   --------      --------
          Total liabilities ....................................   $  5,882      $  6,864
                                                                   --------      --------
                                                                   --------      --------
Stockholders' equity

  Preferred Stock, $.01 par value, 20,000,000 shares authorized
   Convertible Series A, 710,526 shares issued and outstanding .          7             7
   Convertible Series A, 8,000,000 shares issued and outstanding         80            80
   Convertible Series B, 2,000,000 shares authorized,
      none issued and outstanding ..............................       --            --
   Common stock, $.01 par value; 75,000,000 shares authorized,
      25,454,156 issued and outstanding ........................        254           254
   Additional paid-in capital ..................................     28,375        28,426
   Accumulated deficit .........................................    (28,426)      (28,540)
                                                                   --------      --------
          Total stockholders' equity ...........................        290           227
                                                                   --------      --------
          Total liabilities and stockholders' equity ...........   $  6,172      $  7,091
                                                                   --------      --------
                                                                   --------      --------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     Chancellor Corporation and Subsidiaries
                 Condensed Consolidated Statement of Operations
                      (In Thousands, Except Per Share Date)

              Three Months Ended June 30, Six Months Ended June 30,


                                              1998            1997           1998             1997
                                          ------------    ------------    ------------    ------------
                                          (unaudited)      (unaudited)    (unaudited)     (unaudited)
Revenues:

  Rental income .......................   $        290    $        218    $        411    $        496
  Lease underwriting income ...........             34              23              34              38
  Direct finance lease income .........             31             101              67             141
  Interest income .....................             14               3              32              16
  Gains from portfolio remarketing ....            227             211             308             384
  Transportation equipment revenues ...            481            --               972            --
  Fees from remarketing activities ....            314              94             554             234
  Other income ........................             27              18              45              18
                                          ------------    ------------    ------------    ------------
                                                 1,418             668           2,423           1,327
                                          ------------    ------------    ------------    ------------

Costs and expenses:

  Cost of transportation equipment sold            362            --               669            --
  Selling, general and administrative .            883           1,989           1,419           3,930
  Interest expense ....................             19             117              40             219
  Depreciation and amortization .......            120              71             235             161

                                                 1,384           2,177           2,363           4,310
                                          ------------    ------------    ------------    ------------
Net income (loss) before extraordinary
  item ................................             34          (1,509)             60          (2,983)

Extraordinary item - gain on early
  extinguishment of debt ..............           --               930            --               930
                                          ------------    ------------    ------------    ------------

Net income (loss) .....................   $         34    $       (579)   $         60    $     (2,053)
Basic net income (loss) per share
  Before extraordinary item ...........   $       0.00    $      (0.16)   $       0.00    $      (0.40)
  Extraordinary item ..................           --              0.10            --              0.12
                                          ------------    ------------    ------------    ------------
                                          $       0.00    $      (0.06)   $       0.00    $      (0.28)
                                          ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------
Shares used in computing basic
  net income (loss) per share .........     25,416,244       9,664,114      25,409,476       7,412,760
                                          ------------    ------------    ------------    ------------
                                          ------------    ------------    ------------    ------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     Chancellor Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                              Six Months Ended June 30,
                                                                                  1998         1997
                                                                                 -------      -------
                                                                               (unaudited)  (unaudited)
Cash flows from operating activities:

 Net income loss ...........................................................     $    60      $(1,788)
                                                                                 -------      -------
 Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization ............................................         120          161
  Gain on debt forgiveness .................................................        --           (930)
  Residual value estimate realizations and
   reductions, net of additions ............................................          24          150
  Changes in assets and liabilities:
   Decrease in receivables .................................................         490        2,261
   Increase in transportation equipment inventory ..........................        (222)        --
   Decrease in accounts payable and accrued expenses .......................       1,038)      (5,228)
                                                                                 -------      -------
                                                                                    (626)      (3,586)
                                                                                 -------      -------
               Net cash used by operating activities .......................        (566)      (5,374)
                                                                                 -------      -------

Cash flows from investing activities:
   Leased equipment held for underwriting ..................................        --          1,231
   Net investments in direct finance leases ................................          57          181
   Equipment on operating lease ............................................        (325)         113
   Net change in cash restricted and escrowed ..............................       2,282        1,065
   Additions to furniture and equipment, net ...............................         (85)          32
   Increase in other assets ................................................       1,425)        (672)
                                                                                 -------      -------
               Net cash provided  by investing activities ..................         504        1,950
                                                                                 -------      -------

Cash flows from financing activities:
   Increase in indebtedness - nonrecourse ..................................        --             20
   Increase in indebtedness - recourse .....................................         225        4,074
   Repayments of indebtedness - nonrecourse ................................        (162)        (494)
   Repayments of indebtedness - recourse ...................................          (8)      (2,677)
   Issuance of preferred stock, net ........................................        --            900
   Issuance of common stock, net ...........................................           5        1,806
                                                                                 -------      -------
               Net cash provided by financing activities ...................          60        3,629
                                                                                 -------      -------

Net increase in cash and cash equivalents ..................................          (2)         205
Cash and cash equivalents at beginning of period ...........................          97           21
                                                                                 -------      -------
Cash and cash equivalents at end of period .................................     $    95      $   226
                                                                                 -------      -------


         The accompanying notes are an integral part of these condensed consolidated financial statements

CHANCELLOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosure required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The results for the interim period ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.


2.   SUBSEQUENT EVENTS

     On July 28, 1998, Chancellor Corporation ("Chancellor" or the "Company") formed Riviera Financial Services Inc. ("Riviera") as a wholly owned subsidiary of the Company. Riviera agreed to acquire certain assets, primarily lease receivables, and assume certain liabilities from Riviera Finance - East Bay ("East Bay"), a company unrelated to Riviera. In consideration, the stockholders of East Bay will receive a total of 1,500,000 shares of the Company's Common Stock and 400,000 shares of the Company's newly created Series C Convertible Preferred Stock. Additionally, the stockholders will receive an option to purchase a total of 5,000,000 shares of the Company's Common Stock over a four-year period, subject to Riviera achieving certain performance-based milestones. The transaction is expected to be finalized by the end of August 1998.

     On August 3, 1998, the Company formed Chancellor Asset Management Inc. ("CAM") as a wholly owned subsidiary engaged in the remarketing and sales of transportation and material handling equipment. On August 1, 1998, CAM entered into a letter of intent to purchase all of the common stock of MRB, Inc. d/b/a Tomahawk Truck Sales ("Tomahawk"). Tomahawk is a leading retailer and wholesaler of used transportation equipment. The execution of definitive agreements is expected no later than September 30, 1998. The operations of Tomahawk will be consolidated as of August 1, 1998 for accounting purposes.

CHANCELLOR CORPORATION


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 1998 vs. June 30, 1997

        Revenues. Total revenues for the three-month period ended June 30, 1998 was $1,418,000 as compared to $668,000 for the corresponding prior year period, an increase of $750,000 or 112.3%. For the three-month period ended June 30, 1998, rental income increased by $72,000 or 33.0% as compared to the corresponding prior year period. The increase in rental income is attributable to equipment added to the Company's portfolio through the purchase of certain leases from trust investors. For the three-month period ended June 30, 1998, lease underwriting income increased by $11,000 or 47.8% as compared to the corresponding prior year period. Lease underwriting income increased due to the origination of $1.5 million of equipment leases, at cost, as compared to origination of only $848,000 of equipment leases, at cost, during the same period last year. For the three month period ended June 30, 1998, direct finance lease income decreased by $70,000 or 69.3%, as compared to the corresponding prior year period. The decrease in direct finance lease income is attributable primarily to the expiration of several leases, including the subsequent disposition of $181,000 of equipment (based on the original equipment cost). For the three-month period ended June 30, 1998, gains from portfolio remarketing increased by $16,000 or 7.6% as compared to the corresponding prior year period. For the three-month period ended June 30, 1998, transportation equipment revenues was $481,000, as compared to no revenues for the corresponding prior year period. This increase is attributable to management successfully implementing its strategy to enter into Buy/Sell arbitrage transactions of used transportation equipment. It is management's intent to continue its vigorous implementation and expansion of this growth strategy. For the three-month period ended June 30, 1998, fees from remarketing activities increased by $220,000 or 234.0% as compared to the corresponding prior year period. This increase is attributable to a renewed effort by management to focus its efforts on the Company's superior remarketing expertise including the remarketing of assets for third parties other than trusts. For the three-month period ended June 30, 1998, other income increased by $9,000 as compared to the corresponding prior year period.

        Costs and Expenses. Cost of transportation equipment sold for the three-month period ended June 30, 1998 was $362,000 as compared to no cost of transportation equipment sold for the corresponding prior year period. This increase is attributable to management successfully implementing its strategy to enter into Buy/Sell arbitrage transactions. Selling, general and administrative expense for the three-month period ended June 30, 1998 was $883,000 as compared to $1,989,000 for the corresponding prior year period, a decrease of $1,106,000 or 55.6%. The second quarter of 1997 was burdened with significant legal, accounting and consulting fees incurred in connection with the corporate restructuring and transition plans. As a result of the implementation of these focused and fundamentally sound strategies, the Company has brought its cost structure in line in order to operate in the most effective and efficient manner.

        Interest expense for the three-month period ended June 30, 1998 was $19,000 as compared to $117,000 for the corresponding prior year period, a decrease of $98,000 or 83.8%. The decrease in interest expense is primarily a result of the decrease in recourse debt and the expiration of several leases with associated non-recourse debt.

        Depreciation expense for the three-month period ended June 30, 1998 was $120,000 as compared to $71,000 for the corresponding prior year period, an increase of $49,000 or 69.0%. The increase is primarily a result of additional depreciation and amortization on furniture, fixtures, computer equipment and leasehold improvements added in connection with the Company's move to its new facilities in the latter half of 1997.

        Extraordinary Item - Gain on Early Extinguishment of Debt. The Company recorded a gain on early extinguishment of debt for the three-month period ended June 30, 1997 of $930,000. In April 1997, the Company repaid in advance of their respective terms an intercreditor loan and secured inventory loan. The aggregate amount of this debt on the repayment date was $1,906,000, of which approximately $976,000 was paid in cash and the balance of $930,000 was forgiven. In addition, the Company paid approximately $22,000 in legal and bank fees to complete this transaction.

        Net Income (Loss). Net income for the three-month period ended June 30, 1998 was $34,000 as compared to a net loss of $579,000 (inclusive of the $930,000 gain on extraordinary item) for the corresponding prior year period, an increase of $613,000 or 105.9%. The increase in net income is attributable to the increase in revenue components and the net decreases in total costs, specifically described above. Net income per share for the three month period ended June 30, 1998 was $.00 per share as compared to a net loss of $.06 per share for the corresponding prior year period, an increase of $.06 per share or 100.0%.


Six Month Period Ended June 30, 1998 vs. June 30, 1997

        Revenues. Total revenues for the six-month period ended June 30, 1998 was $2,423,000 as compared to $1,327,000 for the corresponding prior year period, an increase of $1,096,000 or 82.6%. For the six-month period ended June 30, 1998, rental income decreased by $85,000 or 17.1% as compared to the corresponding prior year period. The decrease in rental income is attributable primarily to the expiration of several leases, including the subsequent disposition of $1.2 million of equipment (based on its original cost). Although rental income will continue to decrease until the Company is able to add substantial amounts of equipment to its portfolio, the Company has successfully added equipment to its portfolio in the second quarter of fiscal, 1998 through the purchase of certain leases from trust investors which will contribute towards increasing future rental income revenues. For the six-month period ended June 30, 1998, lease underwriting income decreased by $4,000 or 10.5% as compared to the corresponding prior year period. Lease underwriting income decreased despite the increase in origination of $1.6 million of equipment leases, at cost, as compared to origination of $1.4 million of equipment leases, at cost, during the same period last year. Management has implemented a strategy of brokering new lease transactions to generate additional revenues from lease activities. For the six month period ended June 30, 1998, direct finance lease income decreased by $74,000 or 52.5%, as compared to the corresponding prior year period. The decrease in direct finance lease income is attributable primarily to the expiration of several leases, including the subsequent disposition of $329,000 of equipment (based on the original equipment cost). For the six-month period ended June 30, 1998, gains from portfolio remarketing decreased by $76,000 or 19.8%, as compared to the corresponding prior year period. The decrease is primarily attributable to the decrease in sales of portfolio assets during the three-month period ended March 31, 1998. For the six-month period ended June 30, 1998, transportation equipment revenues were $972,000, as compared to no revenues for the corresponding prior year period. This increase is attributable to management successfully implementing its strategy to enter into Buy/Sell arbitrage transactions of used transportation equipment. It is management's intent to continue its vigorous implementation and expansion of this growth strategy. For the six-month period ended June 30, 1998, fees from remarketing activities increased by $320,000 or 136.8% as compared to the corresponding prior year period. This increase is attributable to a renewed effort by management to focus its efforts on the Company's superior remarketing expertise including the remarketing of assets for third parties other than trusts. For the six-month period ended June 30, 1998, other income increased by $27,000 as compared to the corresponding prior year period.

        Costs and Expenses. Cost of transportation equipment sold for the six-month period ended June 30, 1998 was $669,000 as compared to no cost of transportation equipment for the corresponding prior year period. This increase is attributable to management successfully implementing its strategy to enter into Buy/Sell arbitrage transactions. Selling, general and administrative expense for the six-month period ended June 30, 1998 was

$1,419,000 as compared to $3,930,000 for the corresponding prior year period, a decrease of $2,511,000 or 63.9%. The first six months of 1997 was burdened with significant legal, accounting and consulting fees incurred in connection with the corporate restructuring and transition plans. As a result of the implementation of these focused and fundamentally sound strategies, the Company has brought its cost structure in line in order to operate in the most effective and efficient manner.

        Interest expense for the six-month period ended June 30, 1998 was $40,000 as compared to $219,000 for the corresponding prior year period, a decrease of $179,000 or 81.7%. The decrease in interest expense is primarily a result of the decrease in recourse debt and the expiration of several leases with associated non-recourse debt.

        Depreciation expense for the six-month period ended June 30, 1998 was $235,000 as compared to $161,000 for the corresponding prior year period, an increase of $74,000 or 46.0%. The increase is primarily a result of additional depreciation and amortization on furniture, fixtures, computer equipment and leasehold improvements added in connection with the Company's move to its new facilities in the latter half of 1997.

        Extraordinary Item - Gain on Early Extinguishment of Debt. The Company recorded a gain on early extinguishment of debt for the six-month period ended June 30, 1997 of $930,000. In April 1997, the Company repaid in advance of their respective terms an intercreditor loan and secured inventory loan. The aggregate amount of this debt on the repayment date was $1,906,000, of which approximately $976,000 was paid in cash and the balance of $930,000 was forgiven. In addition, the Company paid approximately $22,000 in legal and bank fees to complete this transaction.

        Net Income (Loss). Net income for the six-month period ended June 30, 1998 was $60,000 as compared to a net loss of $2,053,000 (inclusive of the $930,000 gain on extraordinary item) for the corresponding prior year period, an increase of $2,113,000 or 102.9%. The increase in the net income is attributable to the increase in revenue components and the net decrease in total costs, specifically described above. Net income per share for the six month period ended June 30, 1998 was $.00 per share as compared to a net loss of $.28 per share for the corresponding prior year period, an increase of $.28 per share or 100.0%.


LIQUIDITY AND CAPITAL RESOURCES

        The Company used cash flow from operations of $566,000 during the six month period ended June 30, 1998, in part, due to payment of accounts payable and accrued expenses, the collection of account receivable, and the build-up of used transportation equipment inventory held for resale. Investing activities provided $504,000 during the six-month period, in part, due to the collections in connection with the Company's recovery of trust administration costs. Financing activities in the six-month period provided $60,000 due to an aggregate increase in recourse debt net of repayments of non-recourse debt. The net result of the above activity for the six month period was a decrease in cash and cash equivalents of $2,000. Cash and cash equivalents amounted to $95,000 at June 30, 1998 as compared to $226,000 at June 30, 1997.

        In August 1997, the Company committed to make a $1,000,000 equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120,000,000 investment fund composed of $40,000,000 from equity participants including the Company, and $80,000,000 in debt financing provided by the Overseas Private Investment Corporation ("OPIC"), and independent U.S. government agency. The purpose of the fund is to make direct investments in emerging companies throughout Africa. As of June 30, 1998, the Company had funded approximately $273,000 and is obliged to provide additional funding in the approximate amount of $727,000.

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

        On December 12, 1997, the Company, Afinta Motor Corporation (Pty) Ltd ("AMC"), its wholly owned subsidiary Afinta Financial Services (Pty) Ltd ("AFS"), and New Africa Opportunity Fund, LP ("NAOF"), entered into a letter of intent, under which a diversified financial services company, specializing in commercial and consumer financing in Africa will be formed. On March 27, 1998, the parties entered into a second agreement that described the responsibilities of the parties upon the closing of the transaction and execution of the definitive closing. The Company will provide, through CAC, $5,000,000 of capital to AFC and 1,000,000 shares of the Company's Series B Preferred Stock. NAOF and AMC will receive up to a 50% ownership interest in AFC. In consideration of this ownership interest, NAOF will infuse $10,000,000 of cash in two $5,000,000 tranches. AMC will grant exclusive distribution rights for AMC products in North America, Eastern Europe, the Russian Federation and Commonwealth of Independent States, and Asia-Pacific; nonexclusive distribution rights for AMC products in South America; and discounted pricing for the purchase of AMC products to be sold and/or leases through AFC or its assignee. Additionally, AFC will issue to NAOF and AMC up to 1,000,000 shares of the Company's Series B Preferred at $20 per share. The Series B Preferred converts into 10 shares of the Company's Common Stock for each one share of Preferred stock at the holder's option reflecting a price per share of Common Stock of $2.00 per share. Additionally, the Series B Preferred has a liquidation preference of $2.00 per share. The proforma effect on stockholder's equity, net of estimated transaction related costs, if all the transactions described above are executed, would result in an increase from $290,000 to $19,290,000 as of June 30, 1998.

        In anticipation of the successful completion of the above transaction, the Company commenced its investment in the operation of AFC. Accordingly, the Company infused approximately $450,000 in cash during the first quarter of fiscal 1998 to successfully complete certain leasing transactions. The funds were used to purchase vehicles from AMC, which were then leased to end user customers.

        On July 28, 1998, the Company formed Riviera Financial Services Inc. ("Riviera") as a wholly owned subsidiary of the Company. Riviera agreed to acquire certain assets, primarily lease receivables, and assume certain liabilities from Riviera Finance - East Bay ("East Bay"), a company unrelated to Riviera. In consideration, the stockholders of East Bay will receive a total of 1,500,000 shares of the Company's common stock and 400,000 shares of the Company's newly created Series C Convertible Preferred Stock. Additionally, the stockholders will receive an option to purchase a total of 5,000,000 shares of the Company's common stock over a four-year period, subject to Riviera achieving certain performance-based milestones. The transaction is expected to be finalized by the end of August 1998.

        On August 3, 1998, the Company formed Chancellor Asset Management Inc. ("CAM") as a wholly owned subsidiary engaged in the remarketing and sales of transportation and material handling equipment. On August 1, 1998, CAM entered into a letter of intent to purchase all of the common stocks of MRB, Inc. d/b/a Tomahawk Truck Sales ("Tomahawk"). Tomahawk is a leading retailer and wholesaler of used transportation equipment. The execution of definitive agreements is expected no later than September 30, 1998. The operations of Tomahawk will be consolidated as of August 1, 1998 for accounting purposes.

        The Company's ability to underwrite equipment lease transactions is dependent upon the availability of short-term warehouse lines of credit. Management is engaged in continuing dialogue with several inventory lenders, that can provide the Company with warehouse financing. If the Company experiences delays in putting warehouse facilities in place, the Company transacts deals by coterminous negotiation of lease transactions with customers and financing with institutions upon which it obtains a fee as the intermediary of up to 3% of the amount of financing.

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

        The Company's renewal or replacement of recently expired lines, its expected access to the public and private securities markets (both debt and equity), anticipated new lines of credit (both short-term and long-term and recourse and non-recourse), anticipated long-term financing of individual significant lease transactions, and its estimated cash flows from operations are anticipated to provide adequate capital to fund the Company's operations for the next twelve months. Although no assurances can be given, the Company expects to be able to renew or timely replace its recently expired lines of credit, to continue to have access to the public and private securities markets (both debt and equity), and to be able to enter into new lines of credit and individual financing transactions.


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

CHANCELLOR CORPORATION

                           Part II. Other Information

Item 1.           Legal Proceedings

                  The Company is involved in the following legal proceedings:

                  The Company was named as a defendant along with the Chairman of the Board and an affiliate of the Chairman in a suit brought by Ernest Rolls, the former Vice-Chairman, on February 5, 1998. The suit alleges that the Company is in default on the payment of $2.7 million, which Mr. Rolls claims he loaned to the Company. It is the Company's position that $1.5 million of the loan has been repaid to Mr. Rolls and that the balance is subject to offsets and counterclaims by the Company. The Company has removed the cases to federal court and has filed an answer. On July 13, 1998 the Company, along with the affiliate of the Chairman of the Board, filed a complaint against Mr. Rolls which alleged misrepresentation of material facts, breach of contract, breach of fiduciary duty, fraud, and negligent misrepresentation.

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

Item 2.           Changes in Securities
                  None

Item 3.           Defaults Under Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  On April 20, 1998, the Board of Directors caused to be distributed to stockholders of record as of March 20, 1998, a Notice of Annual Meeting of Stockholders, Proxy and Proxy Statement for the Annual Meeting held on May 15, 1998. As of the record date, 25,404,156 shares of Common Stock, 710,526 shares of Series A Preferred Stock and 8,000,000 shares of Series AA Preferred Stock were entitled to vote. For all matters presented, the Common Stock, Series AA Preferred Stock, and Series A Preferred Stock voted as a single class.

                  At the meeting, the stockholders acted upon the following proposals: (i) to approve an amendment to the Company's 1997 Stock Option Plan;
(ii) to ratify the selection by the Board of Directors of Reznick, Fedder and Silverman as the Company's independent public accountants for fiscal 1998; and
(iii) to confirm the vote of the Board on the removal of Mr. Ernest L. Rolls as a Director and Vice Chairman of the Company. All of the above matters were approved by the stockholders.

CHANCELLOR CORPORATION

          Votes "For" represent affirmative votes and do not represent abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy. The voting results were as follows:

I.        Amendment to the 1997 Stock Option Plan

               FOR               AGAINST          ABSTAIN
               ---               -------          -------

               34,470,648        218,360          24,799


II.       Ratification of Auditors

               FOR               AGAINST          ABSTAIN
               ---               -------          -------

               36,654,934        54,184             708

III.      Confirmation on Removal of Earnest L. Rolls

               FOR               AGAINST          ABSTAIN
               ---               -------          -------

               34,460,385        244,125           9,297

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

                             CHANCELLOR CORPORATION


                                        /s/ Brian M. Adley
                                        ---------------------------------------
                                        Brian M. Adley
                                        Chairman of the Board and Director
                                        (Principle Executive Officer)




                                        /s/ Jonathan C. Ezrin
                                        ---------------------------------------
                                        Jonathan C. Ezrin
                                        Corporate Controller
                                        (Principle Accounting Officer)


DATE:  August 14, 1998

                             Chancellor Corporation


                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CHANCELLOR CORPORATION



                                        Brian M. Adley
                                        ---------------------------------------
                                        Chairman of the Board and Director
                                        (Principle Executive Officer)




                                        ---------------------------------------
                                        Jonathan C. Ezrin
                                        Corporate Controller
                                        (Principle Accounting Officer)


DATE:  August 14, 1998