Form 10QSB
period 1998-09-30
CHANCELLOR CORP
filed 1998-11-16
CIK 724051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  September  30,  1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from ___________________ to ___________________

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

As of October 30, 1998, 45,936,907 shares of Common Stock, $.01 par value per share; and 5,500,000 shares of Series AA Convertible Preferred Stock, $.01 par value per share (with a liquidation preference of $.50 per share or $4,000,000); were outstanding. Aggregate market value of the voting stock held by non-affiliates of the issuer as of October 30, 1998 was approximately $17,341,016. Aggregate market value of the total voting stock of the issuer as of October 30, 1998 was approximately $35,491,466.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES

                                                                            Page
PART I.  FINANCIAL  INFORMATION

         Item 1. Financial  Statements

                 Condensed  Consolidated  Balance  Sheet  as
                  of  September  30,  1998  and December 31, 1997              2

                 Condensed Consolidated Statements of Operations for the
                  Three and Nine Months Ended September 30, 1998 and 1997      3

                 Condensed Consolidated Statements of Cash Flows for the
                  Nine  Months  Ended  September 30, 1998 and 1997             4

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

                                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                                   CONDENSED  CONSOLIDATED  BALANCE  SHEET
                                                (In Thousands)

                                                                   September 30, 1998    December 31, 1997
                                                                      (unaudited)            (audited)
ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $               591   $               97
   Cash and cash equivalents, restricted . . . . . . . . . . . .                  283                2,419
   Receivables, net. . . . . . . . . . . . . . . . . . . . . . .                  498                  667
   Leased equipment held for underwriting. . . . . . . . . . . .                  502                  502
   Net investment in direct finance leases . . . . . . . . . . .                3,921                  521
   Equipment on operating lease, net of accumulated depreciation
     of $2,915 and $4,106. . . . . . . . . . . . . . . . . . . .                  515                  232
   Inventory . . . . . . . . . . . . . . . . . . . . . . . . . .                  333                    -
   Residual values, net. . . . . . . . . . . . . . . . . . . . .                  298                  465
   Furniture and equipment, net of accumulated depreciation
    of $1,507 and $1,291 . . . . . . . . . . . . . . . . . . . .                  880                  937
   Other investments . . . . . . . . . . . . . . . . . . . . . .                1,000                1,000
   Intangibles, net. . . . . . . . . . . . . . . . . . . . . . .                  122                  122
   Prepaid rent. . . . . . . . . . . . . . . . . . . . . . . . .                1,692                    -
   Deferred finance and acquisition costs. . . . . . . . . . . .                4,093                    -
   Other assets, net . . . . . . . . . . . . . . . . . . . . . .                1,617                  129
                                                                  --------------------  -------------------
                                                                  $            16,345   $            7,091
                                                                  ====================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses . . . . . . . . . . . .  $             4,233   $            5,921
   Indebtedness:
     Non-recourse. . . . . . . . . . . . . . . . . . . . . . . .                3,504                  528
     Recourse. . . . . . . . . . . . . . . . . . . . . . . . . .                3,369                  415
                                                                  --------------------  -------------------
          Total liabilities. . . . . . . . . . . . . . . . . . .               11,106                6,864
                                                                  --------------------  -------------------

STOCKHOLDERS' EQUITY

  Preferred Stock, $.01 par value, 20,000,000 shares authorized
   Convertible Series A, none and 710,526 shares . . . . . . . .                    -                    7
           issued and outstanding
   Convertible Series AA, 5,500,000 and 8,000,000 shares . . . .                   55                   80
           issued and outstanding
   Common stock, $.01 par value; 75,000,000 shares authorized,
          45,936,907 and 25,401,391 issued and outstanding . . .                  459                  254
   Additional paid-in capital. . . . . . . . . . . . . . . . . .               33,183               28,426
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . .              (28,458)             (28,540)
                                                                  --------------------  -------------------
          Total stockholders' equity . . . . . . . . . . . . . .                5,239                  227
                                                                  --------------------  -------------------

          Total liabilities and stockholders' equity . . . . . .  $            16,345   $            7,091
                                                                  ====================  ===================

         The accompanying notes are an integral part of these condensed consolidated financial statements

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                              Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                              1998          1997          1998          1997
                                          ------------  ------------  ------------  ------------
                                          (unaudited)   (unaudited)   (unaudited)   (unaudited)
REVENUES:
  Rental income. . . . . . . . . . . . .  $        286  $       250   $        698  $       746
  Lease underwriting income. . . . . . .            18            -             52           38
  Direct finance lease income. . . . . .            22           88             89          228
  Interest income. . . . . . . . . . . .             5           16             27           32
  Gains from portfolio remarketing . . .            47           85            355          468
  Transportation equipment revenues. . .         5,090            -          6,062            -
  Fees from remarketing activities . . .           303          313            857          547
  Other income . . . . . . . . . . . . .             2          307             46          325
                                          ------------  ------------  ------------  ------------
                                                 5,773        1,059          8,186        2,384
                                          ------------  ------------  ------------  ------------

COSTS AND EXPENSES:

  Cost of transportation equipment sold.         4,915            -          5,583            -
  Selling, general and administrative. .           571          883          1,990        4,809
  Interest expense . . . . . . . . . . .            43          170             74          391
  Depreciation and amortization. . . . .           103           64            338          225
                                          ------------  ------------  ------------  ------------
                                                 5,632        1,117          7,985        5,425
                                          ------------  ------------  ------------  ------------

Net income (loss) before extraordinary
  item . . . . . . . . . . . . . . . . .           141          (58)           201       (3,041)

Extraordinary item - gain on early
  extinguishment of debt . . . . . . . .             -            -              -          930
                                          ------------  ------------  ------------  ------------


Net income (loss). . . . . . . . . . . .  $        141  $       (58)  $        201  $    (2,111)
                                          ============  ============  ============  ============

Basic net income (loss) per share
  Before extraordinary item. . . . . . .  $       0.00  $     (0.00)  $       0.00  $     (0.14)
  Extraordinary item . . . . . . . . . .             -            -              -         0.04
                                          ------------  ------------  ------------  ------------


                                          $       0.00  $     (0.00)  $       0.00  $     (0.10)
                                          ============  ============  ============  ============

Shares used in computing basic
  net income (loss) per share. . . . . .    62,412,303   32,247,739     57,561,612   21,747,787
                                          ============  ============  ============  ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                    Nine Months Ended September 30,
                                                                           1998          1997
                                                                       ------------  ------------
                                                                       (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $       201   $    (2,111)
                                                                       ------------  ------------
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . .          338           225
  Gain on debt forgiveness. . . . . . . . . . . . . . . . . . . . . .            -          (930)
  Residual value estimate realizations and
   reductions, net of additions . . . . . . . . . . . . . . . . . . .          168           226
  Changes in assets and liabilities, net of effects of acquisitions:
     Decrease in receivables. . . . . . . . . . . . . . . . . . . . .          169           976
     Increase in inventory. . . . . . . . . . . . . . . . . . . . . .         (365)            -
     Decrease in accounts payable and accrued expenses. . . . . . . .  $    (2,438)       (1,147)
                                                                       ------------  ------------
                                                                            (2,128)         (650)
                                                                       ------------  ------------
               Net cash used by operating activities. . . . . . . . .       (1,927)       (2,761)
                                                                       ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Leased equipment held for underwriting . . . . . . . . . . . . . .            -           105
   Net investments in direct finance leases . . . . . . . . . . . . .           67           145
   Equipment on operating lease . . . . . . . . . . . . . . . . . . .         (367)           91
   Payment for acquisitions, net of cash acquired . . . . . . . . . .          465           (86)
   Net change in cash restricted and escrowed . . . . . . . . . . . .        2,136           194
   Additions to furniture and equipment, net. . . . . . . . . . . . .         (159)         (829)
   Increase in deferred finance and acquisition costs . . . . . . . .       (4,093)
   Net change in other assets . . . . . . . . . . . . . . . . . . . .       (1,488)          353
                                                                       ------------  ------------
               Net cash used by investing activities. . . . . . . . .       (3,439)          (27)
                                                                       ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in indebtedness - non-recourse. . . . . . . . . . . . . .          174            40
   Increase in indebtedness - recourse. . . . . . . . . . . . . . . .        2,978         4,463
   Repayments of indebtedness - non-recourse. . . . . . . . . . . . .         (199)         (609)
   Repayments of indebtedness - recourse. . . . . . . . . . . . . . .          (24)       (4,243)
   Issuance of preferred stock, net . . . . . . . . . . . . . . . . .            -           900
   Issuance of common stock, net. . . . . . . . . . . . . . . . . . .        2,931         2,326
                                                                       ------------  ------------
               Net cash provided by financing activities. . . . . . .        5,860         2,877
                                                                       ------------  ------------

Net increase in cash and cash equivalents . . . . . . . . . . . . . .          494            89
Cash and cash equivalents at beginning of period. . . . . . . . . . .           97            21
Cash and cash equivalents at end of period. . . . . . . . . . . . . .  $       591   $       110
                                                                       ============  ============

         The accompanying notes are an integral part of these condensed consolidated financial statements

CHANCELLOR  CORPORATION

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

1.     BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosure required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The results for the interim period ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

2.     ACQUISITION

On July 28, 1998, Chancellor Corporation ("Chancellor" or the "Company") formed Chancellor Leasing Services, Inc. ("CLS") (which was originally formed as Riviera Financial Services, Inc.) as a wholly owned subsidiary engaged in the origination of equipment leases. CLS agreed to purchase the rights to certain receivables on equipment leases and the use of several offices to expand its lease origination business from Riviera Finance-East Bay and United Capital and Finance LLC (collectively "Riviera"). The transaction results in consideration of approximately $5,625,000. The consideration, net of cash acquired of approximately $466,000, has been ascribed to the rights to lease receivables and office space. In connection with this transaction, the Company will issue 1,500,000 shares of its common stock valued at $1,875,000. The Company will also assist in the repatriation of $3,000,000 for the right to service the lease receivables to Riviera and recorded acquisition costs of approximately $750,000. The Company also provided an additional 9,000,000 shares to be issued to the stockholders of Riviera over a three year period subject to CLS achieving certain agreed upon performance criteria.

3.     SUBSEQUENT  EVENTS

On August 3, 1998, the Company formed Chancellor Asset Management Inc. ("CAM") as a wholly owned subsidiary engaged in the remarketing and sales of transportation and material handling equipment. On August 1, 1998, CAM entered into a letter of intent, as amended on October 30, 1998, to purchase all of the common stock of MRB, Inc. d/b/a Tomahawk Truck Sales ("Tomahawk"). The transaction, as contemplated, will result in total consideration of approximately $12,411,000 of which approximately $5,184,000 has been assigned to excess of purchase price over net assets acquired and other intangible assets. In connection with the acquisition, as contemplated, Chancellor will issue 4,500,000 shares of its common stock valued at approximately $6,030,000.
Additionally, the Company assumed liabilities of approximately $6,381,000, including approximately $500,000 of acquisition costs. Tomahawk is a retailer and wholesaler of used transportation equipment. The execution of definitive agreements is expected in the fourth quarter of fiscal 1998. The operations of Tomahawk will be consolidated as of August 1, 1998 for accounting purposes.

CHANCELLOR  CORPORATION

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

The following table reflects, on a proforma basis, the condensed balance sheet of Chancellor Corporation as of September 30, 1998, including the contemplated combination of the Company with Tomahawk:

                                                                  Proforma
                                        Chancellor     Tomahawk   Combined
                                                   (In Thousands)
          Total Assets . . . . . . .  $        16,345  $  17,238  $  33,583
          Total Liabilities. . . . .           11,106     10,187     21,293
          Total Stockholders' Equity            5,239      7,051     12,290

Upon the final execution of the definitive agreements, the Company anticipates amending this quarterly report on form 10QSB to reflect the final treatment of the aforementioned proforma information.

CHANCELLOR  CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS

Three-Month  Period  Ended  September  30,  1998  vs.  September  30,  1997

     Revenues. Total revenues for the three-month period ended September 30, 1998 was $5,773,000 as compared to $1,059,000 for the corresponding prior year period, an increase of $4,714,000 or 445.1%. For the three-month period ended September 30, 1998, rental income increased by $36,000 or 14.4% as compared to the corresponding prior year period. The increase in rental income is comprised of the net of an increase attributable to equipment added to the Company's portfolio through the purchase of certain leases from trust investors and a decrease attributable to the expiration of several leases, including the subsequent disposition of $228,000 of equipment (based on the original equipment cost). For the three-month period ended September 30, 1998, lease underwriting income increased by $18,000 or 100.0% as compared to the corresponding prior year period. Lease underwriting income increased due to the origination of $356,000 of equipment leases, at cost, as compared to no origination of equipment leases during the same period last year. For the three-month period ended September 30, 1998, direct finance lease income decreased by $66,000 or 75.0%, as compared to the corresponding prior year period. The decrease in direct finance lease income is attributable primarily to the expiration of several leases, including the subsequent disposition of $71,000 of equipment (based on the original equipment cost). For the three-month period ended September 30, 1998, gains from portfolio remarketing decreased by $38,000 or 44.7% as compared to the corresponding prior year period. For the three-month period ended September 30, 1998, transportation equipment revenues was $5,090,000, as compared to no revenues for the corresponding prior year period. This increase is attributable to management successfully implementing its strategy to enter into Buy/Sell arbitrage transactions of used transportation equipment. It is management's intent to continue its vigorous implementation and expansion of this growth strategy. For the three-month period ended September 30, 1998, fees from remarketing activities was $303,000 as compared to $313,000 for the corresponding prior year period. The remarketing expertise which the Company provides to trust investors and third parties, continues to make a significant contribution toward profitability. For the three-month period ended September 30, 1998, other income decreased by $305,000 as compared to the corresponding prior year period primarily due to $300,000 of financial consulting services provided in 1997.

     Costs and Expenses. Cost of transportation equipment sold for the three-month period ended September 30, 1998 was $4,915,000 as compared to no cost of transportation equipment sold for the corresponding prior year period. This increase is attributable to management successfully implementing its strategy to enter into Buy/Sell arbitrage transactions. Selling, general and administrative expense for the three-month period ended September 30, 1998 was $571,000 as compared to $883,000 for the corresponding prior year period, a decrease of $312,000 or 35.3%. This decrease is primarily attributable to the Company's efforts to recover certain costs incurred by and due to the Company from trust investors for lease and vehicle administration.

     Interest expense for the three-month period ended September 30, 1998 was $43,000 as compared to $170,000 for the corresponding prior year period, a decrease of $127,000 or 74.7%. Although total non-recourse and recourse debt increased for the period ended September 30, 1998 as compared to the period ended September 30, 1997, the majority of this increase in indebtedness occurred in the later half of September, 1998. Therefore the associated interest expense did not also increase.

     Depreciation expense for the three-month period ended September 30, 1998 was $103,000 as compared to $64,000 for the corresponding prior year period, an increase of $39,000 or 60.9%. The increase is primarily a result of additional depreciation and amortization on furniture, fixtures, computer equipment and leasehold improvements added in connection with the Company's move to its new facilities in the latter half of 1997.

CHANCELLOR  CORPORATION

     Net Income (Loss). Net income for the three-month period ended September 30, 1998 was $141,000 as compared to a net loss of $58,000 for the corresponding prior year period, an increase of $199,000 or 343.1%. The increase in net income is attributable to the increase in revenue components and the net decreases in total costs, specifically described above. Net income per common share assuming full dilution for the three month period ended September 30, 1998 was $.002 per share as compared to a net loss of $.002 per share for the corresponding prior year period, resulting in an increase of approximately $200,000.

Nine-Month  Period  Ended  September  30,  1998  vs.  September  30,  1997

     Revenues. Total revenues for the nine-month period ended September 30, 1998 was $8,186,000 as compared to $2,384,000 for the corresponding prior year period, an increase of $5,802,000 or 243.4%. For the nine-month period ended September 30, 1998, rental income decreased by $48,000 or 6.4% as compared to the corresponding prior year period. The decrease in rental income is attributable primarily to the expiration of several leases, including the subsequent disposition of $1.5 million of equipment (based on its original cost). Although rental income will continue to decrease until the company purchases additional equipment for its lease portfolio, the Company has successfully begun this process through the acquisition of certain leases from trust investors. These recently acquired leases account for $283,000 of rental income for the nine-month period ended September 30, 1998. For the nine-month period ended September 30, 1998, lease underwriting income increased by $14,000 or 36.8% as compared to the corresponding prior year period. Lease underwriting income increased due to the origination of $2.0 million of equipment leases, at cost, as compared to origination of $1.4 million of equipment leases, at cost, during the same period last year. Management has implemented a strategy of brokering new lease transactions to generate additional revenues from lease activities. For the nine month period ended September 30, 1998, direct finance lease income decreased by $139,000 or 61.0%, as compared to the corresponding prior year period. The decrease in direct finance lease income is attributable primarily to the expiration of several leases, including the subsequent disposition of $252,000 of equipment (based on the original equipment cost). For the nine-month period ended September 30, 1998, gains from portfolio remarketing decreased by $113,000 or 24.1%, as compared to the corresponding prior year period. The decrease is primarily attributable to the decrease in sales of portfolio assets during the three-month period ended March 31, 1998. For the nine-month period ended September 30, 1998, transportation equipment revenues were $6,062,000, as compared to no revenues for the corresponding prior year period. This increase is attributable to management successfully implementing its strategy to enter into Buy/Sell arbitrage transactions of used transportation equipment. It is management's intent to continue its vigorous implementation and expansion of this growth strategy. For the nine-month period ended September 30, 1998, fees from remarketing activities increased by $310,000 or 56.7% as compared to the corresponding prior year period. This increase is attributable to a renewed effort by management to focus its efforts on the Company's superior remarketing expertise including the remarketing of assets for third parties other than trusts. For the nine-month period ended September 30, 1998, other income decreased by $279,000 as compared to the corresponding prior year period.

     Costs and Expenses. Cost of transportation equipment sold for the nine-month period ended September 30, 1998 was $5,583,000 as compared to no cost of transportation equipment sold for the corresponding prior year period. This increase is attributable to management successfully implementing its strategy to enter into Buy/Sell arbitrage transactions. Selling, general and administrative expense for the nine-month period ended September 30, 1998 was $1,990,000 as compared to $4,809,000 for the corresponding prior year period, a decrease of $2,819,000 or 58.6%. The first six months of 1997 was burdened with significant legal, accounting and consulting fees incurred in connection with the new management's corporate restructuring and transition plans. As a result of the implementation of these focused and fundamentally sound strategies, the Company has brought its cost structure in line in order to operate in the most effective and efficient manner. Selling, general, and administrative expense also decreased due to the Company's efforts to recover certain costs incurred by and due to the Company from trust investors for lease and vehicle administration.

CHANCELLOR  CORPORATION

     Interest expense for the nine-month period ended September 30, 1998 was $74,000 as compared to $391,000 for the corresponding prior year period, a decrease of $317,000 or 81.1%. Although total non-recourse and recourse debt increased for the period ended September 30, 1998 as compared to the period ended September 30, 1997, the majority of this increase in indebtedness occurred in the later half of September, 1998. Therefore the associated interest expense did not also increase.

     Depreciation expense for the nine-month period ended September 30, 1998 was $338,000 as compared to $225,000 for the corresponding prior year period, an increase of $113,000 or 50.2%. The increase is primarily a result of additional depreciation and amortization on furniture, fixtures, computer equipment and leasehold improvements added in connection with the Company's move to its new facilities in the latter half of 1997.

     Extraordinary Item - Gain on Early Extinguishment of Debt. The Company recorded a gain on early extinguishment of debt for the nine-month period ended September 30, 1997 of $930,000. In April 1997, the Company repaid in advance of their respective terms an intercreditor loan and secured inventory loan. The aggregate amount of this debt on the repayment date was $1,906,000, of which approximately $976,000 was paid in cash and the balance of $930,000 was forgiven. In addition, the Company paid approximately $22,000 in legal and bank fees to complete this transaction.

     Net Income (Loss). Net income for the nine-month period ended September 30, 1998 was $201,000 as compared to a net loss of $2,111,000 (inclusive of the $930,000 gain on extraordinary item) for the corresponding prior year period, an increase of $2,312,000 or 109.5%. The increase in net income is attributable to the increase in revenue components and the net decrease in costs, specifically described above. Net income per common share assuming full dilution for the nine-month period ended September 30, 1998 was $.003 per share as compared to a net loss of $.10 per share for the corresponding prior year period, an increase of $.10 per share or 100.0%.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company used cash flow from operations of $1,927,000 during the nine month period ended September 30, 1998, in part, due to payment of accounts payable and accrued expenses, the collection of receivables, and the build-up of used transportation equipment inventory held for resale. Investing activities used $3,439,000 during the nine-month period, in part, due to the collections in connection with the Company's recovery of trust administration costs, the disposition of equipment on operating leases, and deferred costs incurred in conjunction with intended acquisitions as discussed below. Financing activities in the nine-month period provided $5,860,000 due to the aggregate of increases and repayments of non-recourse and recourse debt, and the issuance of common stock. The net result of the above activity for the nine-month period was an increase in cash and cash equivalents of $494,000. Cash and cash equivalents amounted to $591,000 at September 30, 1998 as compared to $110,000 at September 30, 1997.

     In August 1997, the Company committed to make a $1,000,000 equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120,000,000 investment fund composed of $40,000,000 from equity participants including the Company, and $80,000,000 in debt financing provided by the Overseas Private Investment Corporation ("OPIC"), and independent U.S. government agency. The purpose of the fund is to make direct investments in emerging companies throughout Africa. As of September 30, 1998, the Company had funded approximately $325,000 and is obliged to provide additional funding in the approximate amount of $675,000.

CHANCELLOR  CORPORATION

     During the first quarter of 1998, the Company formed the wholly-owned subsidiaries of (i) Chancellor International Corporation ("CIL"), a Delaware Corporation, formed as the parent holding company for diversified financial services companies specializing in international commercial and consumer financing, (ii) Chancellor Africa Corporation ("CAC"), a Mauritius corporation, formed as the parent holding company for a diversified financial services company specializing in commercial and consumer financing in Africa, and (iii) Africa Financial Corporation ("AFC"), a Mauritius corporation, formed as the operating company providing lease and commercial financing services in Africa. In connection with the Company establishing its presence in South Africa, it has formed a relationship with Afinta Motor Corporation ("AMC"), a Republic of South Africa transportation equipment manufacturer. The Company has provided AMC with approximately $450,000 of debt financing as of September 30, 1998 and an additional $750,000 subsequent to September 30, 1998. The investment bears interest at the Republic of South Africa prime rate (24.5% at September 30, 1998). The funds are primarily used to support the expansion of AMC's transportation equipment leasing subsidiary. The company continues to provide AMC with equipment leasing expertise as part of this relationship.

     On July 28, 1998, Chancellor Corporation ("Chancellor" or the "Company") formed Chancellor Leasing Services, Inc. ("CLS") (which was originally formed as Riviera Financial Services, Inc.) as a wholly owned subsidiary engaged in the origination of equipment leases. CLS agreed to purchase the rights to certain receivables on equipment leases and the use of several offices to expand its lease origination business from Riviera Finance-East Bay and United Capital and Finance LLC (collectively "Riviera"). The transaction results in consideration of approximately $5,625,000. The consideration, net of cash acquired of approximately $466,000, has been ascribed to the rights to lease receivables and office space. In connection with this transaction, the Company will issue 1,500,000 shares of its common stock valued at $1,875,000. The Company will also assist in the repatriation of $3,000,000 for the right to service the lease receivables to Riviera and recorded acquisition costs of approximately $750,000. The Company also provided an additional 9,000,000 shares to be issued to the stockholders of Riviera over a three year period subject to CLS achieving certain agreed upon performance criteria.

     On August 3, 1998, the Company formed Chancellor Asset Management Inc. ("CAM") as a wholly owned subsidiary engaged in the remarketing and sales of transportation and material handling equipment. On August 1, 1998, CAM entered into a letter of intent, as amended on October 30, 1998, to purchase all of the common stock of MRB, Inc. d/b/a Tomahawk Truck Sales ("Tomahawk"). The transaction, as contemplated, will result in total consideration of approximately $12,411,000 of which approximately $5,184,000 has been assigned to excess of purchase price over net assets acquired and other intangible assets. In connection with the acquisition, as contemplated, Chancellor will issue 4,500,000 shares of its common stock valued at approximately $6,030,000.
Additionally, the Company assumed liabilities of approximately $6,381,000, including approximately $500,000 of acquisition costs. Tomahawk is a leading retailer and wholesaler of used transportation equipment. The execution of definitive agreements is expected in the fourth quarter of fiscal 1998. The operations of Tomahawk will be consolidated as of August 1, 1998 for accounting purposes.

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

CHANCELLOR  CORPORATION

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

CHANCELLOR  CORPORATION

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

                                              CHANCELLOR  CORPORATION


                                              /s/  Brian  M.  Adley
                                              ---------------------
                                              Brian  M.  Adley
                                              Chairman of the Board and Director
                                              (Principle Executive Officer)




                                              /s/  Jonathan  C.  Ezrin
                                              ------------------------
                                              Jonathan  C.  Ezrin
                                              Corporate  Controller
                                              (Principle  Accounting  Officer)


DATE:  November  13,  1998