Form 10KSB
period 1998-12-31
CHANCELLOR CORP
filed 1999-04-16
CIK 724051

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION


WASHINGTON,  D.C.  20549

                              FORM 10-KSB
(Mark  One)

  [X]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
         SECURITIES  EXCHANGE  ACT  OF  1934

        For  the  fiscal  year  ended  December  31,  1998
                                       -------------------

                         OR

  [_]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
         SECURITIES  EXCHANGE  ACT  OF  1934

        For  the  transition  period from _________________ to _________________

                         Commission File Number  0-11663
                                                 -------

                             Chancellor Corporation
                             ----------------------
              (Exact name of Small Business Issuer in its Charter)

                        Massachusetts          04-2626079
                        -------------          ----------
       (State or other jurisdiction of          (I.R.S. Employer I.D. No.)
      incorporation  or  organization)

             210 South Street, Boston, Massachusetts          02111
             ---------------------------------------          -----
           (Address of principal executive offices)          Zip Code

          Issuer's telephone number, including area code (617) 368-2700
                                                         --------------


           Securities registered pursuant to Section 12(b) of the Act:


     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------
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

Check  if  there  is  no disclosure of delinquent filers pursuant in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 1998 were approximately $29,639,000.

As of April 13, 1999, 43,226,395 shares of Common Stock, $.01 par value per share and 5,000,000 shares of Series AA Convertible Preferred Stock, $.01 par value per share (with a liquidation preference of $.50 per share or $2,500,000) were outstanding. Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 13, 1999 was approximately $9,332,000. Aggregate market value of the total voting stock of the registrant as of April 13, 1999 was approximately $28,367,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Proxy Statement for the Annual Meeting of Stockholders to be held at 2:00 p.m. on June 25, 1999 at the offices of Bingham Dana, LLP, 150 Federal Street, Boston, MA 02109 - Part III

This Annual Report on Form 10-KSB contains certain "Forward-Looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions used in this report, the words "anticipate", "believe", "estimate", "expect", and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or the Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introduction and acceptance, technology changes and changes in industry conditions. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS
-------      -------------------------

     Chancellor Corporation ("Chancellor" or the "Company") was incorporated in Massachusetts in January 1977. It is principally engaged in (1) buying, selling, leasing and remarketing new and used transportation equipment, (2) managing equipment on and off-lease, and (3) arranging equipment-related financing through its principal subsidiary, Chancellor Fleet Corporation ("Fleet"), which was incorporated in Massachusetts in January 1980.

HISTORICAL  BUSINESS  AND  FISCAL  YEAR  1998  SIGNIFICANT  DEVELOPMENTS

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

During the period 1989 through 1997, the Company incurred cumulative losses in excess of $56 million. The Company recorded a loss of $1,802,000 during fiscal 1997. The decline through 1996 led the Company to the development and implementation of a restructuring and transition plan. This plan was developed and implemented under the direction of Vestex, the Company's majority shareholder. The continued, but decreasing, loss in 1997 was due primarily to the lack of sufficient cash flow to add new leases to the Company's own lease portfolio and continued costs that occurred in the first half of 1997 in connection with the Company's restructuring efforts. For the year ended December 31, 1998, the Company recorded a profit of $850,000, the first year of profitability since 1988. The Company's return to profitability in 1998 reflects the culmination of new management's efforts and strategies to maximize remarketing of off lease equipment and fully implement its strategy to expand its operations to retail and wholesale used transportation equipment. The Company continues to develop and implement innovative financing and fleet management programs in the transportation equipment finance industry to further the Company's continued growth.

     Chancellor Asset Management Inc. ("CAM"), a wholly owned subsidiary of the Company, entered into a Management Agreement, dated August 1, 1998, as amended August 17, 1998, with M.R.B. Inc., a Georgia corporation d/b/a Tomahawk Truck Sales; Tomahawk Truck & Trailer Sales, Inc., a Florida corporation; Tomahawk Truck & Trailer Sales of Virginia, Inc., a Virginia corporation; and Tomahawk
Truck & Trailer Sales of Missouri, Inc., a Missouri corporation (collectively "Tomahawk"). The Management Agreement provided CAM with effective control of Tomahawk's operations as of August 1, 1998. Subsequently, CAM acquired all of the outstanding capital stock of Tomahawk from the two (2) sole shareholders (the "Selling Shareholders") pursuant to a Stock Purchase Agreement (the "Agreement") dated January 29, 1999.

Tomahawk is engaged in a similar line of business as CAM. Tomahawk retails and wholesales used transportation equipment, primarily tractors and trailers. Tomahawk operates five (5) retail centers in Conley, Georgia; Richmond, Virginia; Pompano Beach, Florida; Orlando, Florida; and Kansas City, Missouri. Tomahawk also operates its wholesale division from the Conley, Georgia facility. Tomahawk will operate as a wholly owned subsidiary of the Company, coordinating many operations with the Company to achieve operating efficiencies and synergies.

The purchase price paid by CAM consisted of 4,500,000 shares of Common Stock of Chancellor (valued at $.96 per share) and future cash consideration pursuant to an earn-out (the "Earn-Out") as provided for in the Agreement. The Earn-Out provides that each of the Selling Shareholders will be paid an amount equal to seven and one-half percent (7.5%) of the Adjusted Pre-Tax Earnings of Tomahawk. The Earn-Out, which is paid on a quarterly basis, begins in the fiscal year ended December 31, 1999 and ends in the fiscal year ended December 31, 2004. In connection with this Agreement, CAM loaned the Selling Shareholders a total of $500,000 pursuant to certain promissory notes payable that are payable in full on January 29, 2004.

The Agreement also: i) nominates one of the Selling Shareholders as a director of Chancellor's Board of Directors; ii) elects both of the Selling Shareholders as directors of CAM's Board of Directors; iii) provides for Employment Agreements for the Selling Shareholders over a period of five years with base salaries of $200,000 per annum; iv) prohibits the Selling Shareholders from competing against CAM or Tomahawk, or soliciting former employees and customers of Tomahawk; v) provides for Tomahawk to lease from the Selling Shareholders the Conley, Georgia facility at fair market value rents of approximately $8,500 per month; and vi) provides CAM an option to purchase from the Selling Shareholders the Conley, Georgia facility for an amount not to exceed $950,000.

This transaction has been recorded in accordance with the purchase method of accounting. As a result of the effect on the transaction of the Management Agreement, the designated date of this transaction for accounting purposes is August 1, 1998. In connection with this transaction, CAM assumed liabilities of approximately $6,414,000 and incurred acquisition costs of approximately $3,405,000. The excess of the purchase price over net assets of approximately $7,695,000 has been recorded in intangibles. Approximately $154,000 of intangibles has been amortized as of December 31, 1998.

     In August 1997, the Company committed to make a $1 million equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120 million investment fund composed of $40 million from equity participants including the Company, and $80 million in debt financing provided by the Overseas Private Investment Corporation ("OPIC"), an independent U.S. government agency. The purpose of the fund is to make direct investments in emerging companies throughout Africa. As of December 31, 1998, the Company had funded approximately $350,000 and is obligated to provide additional funding in the approximate amount of $650,000. The Company has additionally invested approximately $1,340,000 into one of NAOF's investee companies. The Company continues to negotiate further strategic opportunities with this investee company.

The Company undertook a review of its trust portfolio, including consultation with legal counsel and industry consultants, and determined that it had not been recovering costs associated with administering the trusts. Management's review determined that approximately $22,000,000 of costs for periods prior to 1997 had not been recovered from the trusts. The Company has recorded approximately $1,498,000 and $994,000 of cost recoveries in the years ended December 31, 1998 and 1997, respectively. For periods prior to 1997, $1,868,000 was recovered. Management makes no representations concerning the Company's ability to recover any further costs for periods prior to 1997. Further recoveries for periods prior to 1997 are contingent upon the current status of the specific trusts and the Company's level of recovery efforts. Consequently, the Company will record any further recoveries as income in the period in which collection is assured.

The ability of the Company to profitably operate its lease origination business unit in the future will depend largely on the amount of new capital available to the Company and the cost of that capital. In addition, the success of the Company's remarketing, retailing and wholesaling of used transportation equipment will result, in part, from its ability to locate sources of quality used transportation equipment and expansion of its distribution channel through siting of new retail facilities. The Company continues to explore possible sources of new capital including, for example, obtaining new or additional recourse debt, obtaining new equity capital, securitizing lease transactions, obtaining equity capital from private investors, purchases of equipment leases originated by the Company and/or entering into strategic alliances/joint ventures with other leasing or financial services companies and the sale of ancillary business units and/or assets as considered appropriate. The Company also utilizes an expansive database of over 75,000 sources and customers of used transportation equipment and the Company's database of over 2,000 Fortune 1000 and middle market customers to provide both sources of quality used transportation equipment and end user customers. This effort is on-going and includes a fully staffed telemarketing group to continually upgrade and add new sources and users of transportation equipment. Additionally, the Company's management has established a retail facility expansion program through the investigates of potential new sites that can be developed internally as well as acquisition candidates. The Company intends on investing any new capital that it obtains in leases for its own portfolios (if practical), expansion of its remarketing and retail/wholesale operations, and other business operations.

Description  of  Business
-------------------------

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

During 1998, the Company continued its lease originating activities, including brokering of several new lease transactions. The Company also transacted several significant buyouts of portfolios held by certain trust investors. During 1998, 31% (based on original equipment cost) of the new lease transactions originated by the Company were with the one largest lessee. In addition, approximately 40% and 31% (based on original equipment cost) of equipment sold to investors in 1998 were purchased by the two largest investors. During 1997, 92% (based on original equipment cost) of the new lease transactions originated by the Company were with the one largest lessee. In addition, approximately 55% and 37% (based on original equipment cost) of equipment sold to investors in 1997 were purchased by the two largest investors.

Equipment  Acquisition.  The Company acquired $5.5 million of equipment under 40
----------------------
leases during 1998. The Company acquired $214,000 of equipment under 4 leases during 1997. Additionally, the Company acquired 10 existing leases in connection with the prepayment of the intercreditor loan in 1997.

Equipment  Disposition.  In  1998,  the  Company  disposed  of  $6.8  million of
-----------------------
portfolio  equipment  (measured  by  its  original cost) on operating leases and
-------
disposed of $139,000 on direct finance leases, reducing the total equipment (net
----
of depreciation, pay-down and write-downs) on operating leases and direct finance leases to $702,000 and $359,000, respectively. In 1997, the Company disposed of $4.0 million of the Company's portfolio equipment (measured by its original cost) on operating leases and disposed of $590,000 on direct finance leases, reducing the total equipment (net of depreciation, pay-down and write-downs) on operating leases and direct finance leases to $232,000 and $521,000, respectively. In 1997, the Company, as a result of a commitment from the previous management and board, sold $1,300,000 (based on original cost) of equipment under one lease from the portfolio prior to lease expiration.

Remarketing  Activities
-----------------------

The remarketing of equipment plays a vital role in the operations of the Company. The Company's remarketing efforts are directed through Chancellor Asset Management, Inc. ("CAM"), the Company's wholly owned subsidiary. The remarketing effort has been further strengthened through the increased retail and wholesale capabilities provided as a result of CAM's acquisition of Tomahawk.

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

The Company continues to dedicate substantial resources towards the development and improvement of its remarketing capabilities, which is a significant profit center for the Company. The Company's strategy is to exploit its remarketing expertise by providing fee-based remarketing services to fleet equipment owners and lessees and also to create a dealer capability under which the Company would buy and re-sell fleet equipment. This strategy has been enhanced as a result of the CAM's acquisition of Tomahawk. The Company continually explores the potential for financing relationships enabling the remarketing group to enter into transactions to purchase used transportation equipment which can be quickly and profitably remarketed.

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

Remarketing efforts are pursued on a direct retail sale, wholesale, or lease basis. The Company's fleet equipment remarketing experience has shown that generally the greatest residual value is realized by initially re-leasing equipment, rather than immediately selling it. Therefore, the Company has concentrated its remarketing efforts on re-leasing, although re-leasing involves more risks than selling because lessees of used equipment are generally smaller, less creditworthy enterprises than the Company's initial lessees. The Company sells fleet equipment through its retail sales centers located in Elizabeth, New Jersey; Conley, Georgia; Pompano Beach and Orlando, Florida; Richmond, Virginia; and Kansas City, Missouri. Additionally, the Company uses indirect retail sales centers in California, Florida, Georgia, Illinois and Texas.

Retail  and  Wholesale  Activities
----------------------------------

As previously mentioned, CAM acquired Tomahawk for purposes of enhancing its remarketing of used transportation equipment. The acquisition of Tomahawk provides the Company with five additional retail centers in Conley, Georgia; Pompano Beach and Orlando, Florida; Richmond, Virginia; and Kansas City, Missouri, in addition to its previously existing location in Elizabeth, New Jersey. Tomahawk also provides additional wholesale opportunities from its Conley, Georgia headquarters. The Company derives significant revenues from the retail and wholesale of used transportation equipment through CAM's Tomahawk business unit. In addition, the Company's ability to utilize retail pricing to establish residual values on lease transactions will provide the Company with a competitive advantage in its ability to originate lease transactions. The Company's business plan provides for further expansion of its retail centers throughout the domestic marketplace. CAM maintains an extensive database of used equipment sources and customers and continually updates this information through a fully staffed telemarketing group.

Equity  Syndications
--------------------

The Company sold certain lease transactions to private investors through the sale of interests in grantor trusts. In the grantor trust structure, the equipment is acquired directly by the trust and the related lease is transferred to the trust. The Company or one of its subsidiaries usually acts as trustee and in that capacity holds title to the equipment and performs specified administrative functions for which it is entitled to receive reimbursement for costs incurred. The Company typically sells equipment directly to an investor. The Company receives fees upon these sales. In addition, the Company often shares with the investor in the residual value derived from the remarketing of equipment at lease expiration or early termination. The Company sold approximately $3 million of equipment to private investors during 1997. There were no sales of equipment using grantor trusts in 1998. Although the Company will continue its efforts to syndicate lease transactions, it does not envision the use of grantor trusts in future transactions.

Competition
-----------

The principal methods by which the Company competes are its ability to underwrite the lease transactions which it originates; its knowledge of the equipment used by its lessees; the training and experience of its personnel; the relationships and reputation it has established with lessees, equipment suppliers and financial institutions; its ability to adapt to changing regulations and tax laws; and its experience in successfully remarketing the equipment at lease termination. Additionally, the Company's ability to provide in-house retail and wholesale distribution channels provides advantages in establishing pricing for lease origination transactions and inmproving overal fleet management and total holding costs for the customer.

The equipment leasing business, on a global basis, is a highly competitive, fragmented marketplace with thousands of competitors. The Company has identified emerging markets such as Russia, the Commonwealth of Independent States, the Republic of South Africa, the Kingdom of Swaziland, and other sub-Saharan countries. These emerging markets hold significant opportunity to provide financial services, such as leasing, that the Company will continue to explore as resources and opportunities permit. The Company is aggressively pursuing the transacting of lease deals and negotiation of strategic alliances in these markets. Chancellor's competitors include (1) large diversified financial services companies, (2) other leasing companies and (3) vendor financing programs. Many of these organizations have greater financial resources than the Company and, therefore, may be able to obtain funds or equipment on more favorable terms than those available to the Company.
Additionally, the Company competes against other financing alternatives available to lessees for the purchase of equipment.

BUSINESS  PLAN

The Company's strategy is to increase profitability, increase market share, and create growth opportunities by expanding its core business through servicing middle market clients, expanding its used transportation equipment retail and wholesale distribution channel, expanding into new transportation and equipment markets and seeking strategic financial partnerships and joint ventures domestically and internationally.

Historically, the Company focused its efforts on Fortune 100 companies. The Company implemented a plan to broaden the focus of its transportation equipment and remarketing expertise by expanding the number of customers within its target market. The Company will broaden its scope of lease origination activities to include middle market clients with a variety of transportation equipment requirements. The strategic decision to target middle market origination activities is expected to result in higher gross margins while utilizing the Company's twenty years of historical equipment residual performance. The Company will leverage off of its expertise allowing entry into emerging international markets seeking these basic financial services in their economic development.

     The Company enjoys a reputation as one of the premier transportation equipment remarketers in the industry. To expand upon this position and capitalize on the opportunity to offer used transportation equipment in this highly fragmented, yet lucrative industry, the Company, through CAM, acquired Tomahawk. In connection with this acquisition, the Company has available six
(6) retail centers to directly remarket used transportation equipment in the northeast and southeast US. This also provides a stable foundation upon which to implement further expansion to the west and midwest US. The Company believes there is a significant opportunity to offer lease and rental companies, finance companies, utilities, municipalities, and transportation companies an outlet for their used equipment other than the traditional low-end auction channels.

The Company also perceives significant opportunities for its services in international markets. Additionally, the Company can benefit from higher margins in less competitive international markets. In 1997, the Company completed certain lease transactions in the Russian Federation and the Commonwealth of Independent States ("Russia and the CIS"). In addition, the
Company has made investments with certain parties that both invest in and operate companies in the Republic of South Africa ("RSA"), the Kingdom of Swaziland and other sub-Saharan countries. The Company continues to evaluate the potential for providing additional financial services in the RSA as a result of the strategic alliances established.

Business  Expansion
-------------------

Since the change in management and Board control on December 3, 1996 the Company closely scrutinizes transactions to maximize profitability. As a result of the restructuring, which was completed in 1997, and a move towards concentrating on profit centers, the Company has established a strong foundation upon which future profitable business expansion can be achieved. As an outgrowth of the Company's core transportation leasing business, several acquisitions are being evaluated that provide for vertical and horizontal integration into businesses that utilize similar back office operations.

In 1997, the Company instituted an aggressive mergers and acquisition strategy, seeking candidates providing vertical and horizontal opportunities within the areas of commercial, consumer and real estate finance. The expansion of the Company's core business through the acquisition of and merger with complementary businesses within financial services will be an ongoing strategic focus. As a result of this merger and acquisition strategy, the Company identified Tomahawk in 1998 as a candidate meeting the Company's strategic directives. The acquisition of Tomahawk provided the Company an opportunity to enhance its lease origination and remarketing capabilities. The Company continues to seek opportunities such as Tomahawk, that will be accretive to the Company's business strategy. The implementation of this strategy involves members of senior management and outside professionals reporting to a Mergers and Acquisitions subcommittee of the Board of Directors. This group is constantly evaluating a variety of domestic and international leasing companies and related opportunities, for potential alliances and/or business combinations.

Communications  and  Year  2000  Disclosure
-------------------------------------------

The  Company  is  in  the  process  of implementing a new Management Information
System (MIS) that will enhance the Company's back office systems. This integrated system will provide back office operations with the detailed information necessary to track transactions and will facilitate management's ability to evaluate operations to ensure proactive decision-making.

In its enhancement of the current MIS system, attention is being given to upgrading to client-server technology, which will increase productivity, reduce costs, provide easy access to centralized data and improve communications. A broader scope of benefits includes company re-engineering and cultural change, sophisticated customer services, elimination of outside delivery and soft cost reductions.
Year  2000  Disclosure

The Company has commenced efforts to assess and where required, remediate, issues associated with Year 2000 ("Y2K") issues. Generally defined, Y2K issues arise from computer programs which use only two digits to refer to the year and which may experience problems when the two digits become "00" in the year 2000. In addition, imbedded hardware microprocessors may contain time and two-digit year fields in executing their functions. Much literature has been devoted to the possible effects such programs may experience in the Year 2000, although significant uncertainty exists as to the scope and effect the Y2K issues will have on industry and the Company.

The Company has recognized the need to address the Y2K issue in a comprehensive and systematic manner and has taken steps to assess the possible Y2K impact on the Company. Although the Company has not completed a 100% assessment of all its information technology ("IT") and non-IT systems for Y2K issues, the Company has completed its assessment of all mission-critical systems. All mission-critical systems and most of the major applications and hardware have been assessed to determine the Y2K impact and a plan is in place for timely resolution of potential issues.

In 1998, the Company developed a strategic plan to identify the IT systems needed to accomplish the Company's overall growth plans. As part of this process, Y2K issues were considered and addressed by the Company's senior management and MIS personnel. Although this plan was intended to modernize the IT systems, compliance with Y2K requirements were incorporated.

The cost of bringing the Company in full compliance should not result in a material increase in the recent levels of capital spending or any material one-time expenses. The Company has spent approximately $152,000 in modernizing its IT system, including compliance with Y2K requirements. The Company anticipates spending of approximately $300,000 during fiscal 1999 to complete the modernization of its IT system.

The failure of either the Company, its vendors or clients to correct the systems affected by Y2K issues could result in a disruption or interruption of business operations. The Company uses computer programs and systems in a vast array of its operations to collect, assimilate and analyze data. Failure of such programs and systems could affect the Company's ability to track assets under lease and properly bill. Although the Company does not believe that any of the foregoing worst-case scenarios will occur, there can be no assurance that unexpected Y2K problems of the Company's and its vendors' and customer's operations will not have a material adverse effect on the Company.

While it is difficult to classify our state of readiness, we believe that our internal plans should have the Company ready by the end of 1999 to avoid any material Y2K issues. We are in the process of completing the assessment, testing systems and developing contingency plans. Management is in constant communication with its IT personnel and has made and will continue to make reports to the Company's Board of Directors.

     In 1998 the Company made several improvements to its Internet presence (http://www.chancellorcorp.com) as part of the Company's strategy to further
    --------------------------
incorporate technology into its marketing and customer service initiatives. The Company's goal for 1999 is to create a simple, well-designed and useful Internet destination by redesigning the site and expanding content to improve its usefulness as a business resource for customers and an informational tool for investors.

     In February 1999, Chancellor added on-line small ticket lease applications to its Internet presence to increase availability of applications for the Company's Small Business Solutions program offered by its Long River Capital subsidiary. By the end of the second quarter of 1999, the Company plans to launch a comprehensive upgrade to its Internet site designed to be more user friendly. In addition to online lease application forms for small businesses, the new Chancellor site will showcase the Company's truck and trailer inventory available through its Tomahawk subsidiary, provide online and downloadable lease applications for fleet managers, and improve the quality and quantity of corporate and financial information tailored for the investment community.

Market  Opportunities
---------------------

Through implementation of a strategy allowing for penetration of middle market, as well as Fortune 100 customers, the Company will broaden its target market to a less competitive and price sensitive arena. The Company will focus its energies domestically and internationally on the multi-billion dollar leasing marketplace. The ability of the Company to originate and remarket equipment in underdeveloped and inefficient markets translates into higher potential rates of return. Additionally, the willingness of the Company's strategic financial partners to augment the Company's deal underwriting capabilities provides financial strength to execute transactions.

The used transportation equipment market also presents one of the most fragmented and lucrative markets available. Dominated by local dealers and manufacturer remarketers, the used transportation equipment market presents Chancellor an opportunity for consolidation in this industry. The Company's management believes that a significant opportunity exists to offer lease and rental companies, finance companies, utilities, municipalities, and transportation companies a retail outlet for their used equipment as opposed to the current wholesale and auction outlets currently used.

The Company also views its efforts to be a global originator/remarketer of transportation and non-transportation equipment as an important element to its corporate growth strategy. The additional international revenue streams, where margins are significantly higher than the domestic market, will help facilitate the Company's goal of increasing profitability. Exposure on these transactions will be mitigated through the use of credit enhancement, letters of credit and other similar instruments. The Company's management is committed to a strategy providing for international diversification within emerging global markets.

Additionally, the Company has made significant progress in establishing a presence in the Republic of South Africa ("RSA") as a premier financial services company in this region. The Company's efforts as a key contributor in the economic development of the RSA are demonstrated indirectly through an investment in the New Africa Opportunity Fund, LP ("NAOF.

As a result of its strength in the management of assets, the Company has a unique opportunity to originate and/or remarket long-lived assets in the international marketplace. As continued emphasis is placed on projects to rebuild and improve infrastructure, the need for capital equipment in these international markets is expected to grow.

Operating  Facility
-------------------

The Company's fully integrated sales and marketing departments are headquartered in Boston, Massachusetts, with a satellite office located in New York City, New York. In addition, the Company maintains retail used transportation equipment centers in Conley, Georgia; Pompano Beach, Florida; Orlando, Florida; Richmond, Virginia; Kansas City, Missouri; and Elizabeth, New Jersey. A direct sales staff and telemarketing program supports a national network of sales representatives.

Seasonality
-----------

     Because of tax and investment considerations, investors frequently defer their decisions to purchase lease transactions until after the first half of the calendar year.

Employees
---------

     As of April 13, 1999, the Company employed approximately 90 persons on a full time basis.

ITEM  2.     DESCRIPTION  OF  PROPERTY
-------      -------------------------

     The Company leases an office facility in Boston, Massachusetts. This facility houses the Company's administrative, financing and marketing operations. The Boston, Massachusetts lease is for a non-cancelable period of five years, with three and a half years remaining in the term, and with a base rent, as of December 31, 1998, of approximately $11,000 per month. The Boston, Massachusetts facility adequately provides for present and future needs, as currently planned.

The Company also leases six retail centers located in Conley, Georgia; Pompano Beach, Florida; Orlando, Florida; Richmond, Virginia; Kansas City, Missouri; and Elizabeth, New Jersey. These locations are utilized for the storage, display, and selling of used transportation equipment. In addition, the Conley, Georgia facility is utilized for the administrative and marketing operations of the Company's retail and wholesale operations. These facilities are leased under non-cancelable arrangements with remaining terms ranging from one to five years. The aggregate monthly rent of these facilities as of December 31, 1998 is approximately $34,000. Furthermore, the Conley, Georgia facility is owned by the former stockholders of M.R.B., Inc. d/b/a Tomahawk Truck and Trailer Sales. The monthly rent is $8,500 pursuant to a five year non-cancelable lease agreement. This lease agreement also provides an option to purchase the property from the former stockholders.

ITEM  3.     LEGAL  PROCEEDINGS
-------      ------------------

     The  Company  is  involved  in  the  following  legal  proceedings:

     The Company was named as a defendant along with the Chairman of the Board and an affiliate, of the Chairman in a suit brought by Ernest Rolls, the former Vice-Chairman, on February 5, 1998. The suit brought by Mr. Rolls alleges that the Company is in default on the payment of $2.7 million, which Mr. Rolls claims he loaned to the Company. It is the Company's position that $1.5 million of the loan has been repaid to Mr. Rolls and that the balance is subject to offsets and counterclaims by the Company. The Company has removed the case to federal court and has filed an answer. The Company filed a counterclaim against Mr. Rolls in May, 1998.

     The Board of Directors of Chancellor Corporation voted to remove Mr. Ernest
L. Rolls as a Director and Vice Chairman of the Board effective March 10,1998. The reasons cited by the Board for removing Mr. Rolls included breach of his fiduciary duties of care and loyalty, Mr. Rolls' suspected self-dealing and his failure to provide a total of $7.5 million in financing that he represented to the Board he would provide. The Board also believed that a suit filed by Mr.
Rolls was an attempt by Mr. Rolls to jeopardize the Company's strategic alliances and other activities that were being negotiated.

The Company is also involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-------      -----------------------------------------------------------

     None.

                                     PART II


ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------      ------------------------------------------------------  -------

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

The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated, according to published sources.




1999      High                                 Low
----  --------------------------------------  -----

      First quarter (through March 30, 1999)  $ .93  $.43

1998
----

      Fourth quarter                            .88   .50
      Third quarter                            1.34   .24
      Second quarter                            .37   .16
      First quarter                             .44   .27

1997
----
      Fourth quarter                            .44   .15
      Third quarter                             .18   .10
      Second quarter                            .15   .09
      First quarter                             .10   .04



     On April 13, 1999, there were approximately 510 beneficial owners of the Company's common stock. The Company has not paid or declared cash dividends on its common stock during the periods indicated and does not currently intend to pay cash dividends on its common stock for the foreseeable future.

------
ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
-------      -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Results  of  Operations
-----------------------

     Year  Ended  December  31,  1998  vs.  December  31,  1997

     Revenues. Total revenues for the year ended December 31, 1998 was $29,639,000 as compared to $4,433,000 for the prior year, an increase of $25,206,000 or 568.6%. For the year ended December 31, 1998, transportation equipment sales were $25,096,000 as compared to no sales for the corresponding prior year. This significant revenue stream is attributable in part to a major purchase and sale of equipment from the buy-out of a trust portfolio resulting in approximately $5,647,000 of revenues recorded. More importantly, the acquisition of the Company's Tomahawk subsidiary provided approximately
$18,930,000 of revenues from the sale of used transportation equipment through both its retail and wholesale distribution channels. Through Tomahawk, the Company will continue to expand its retail centers geographically. The Company will also utilize the competitive advantage provided by its access to retail pricing for residual values to aid in the ability to improve competitiveness within the Company's lease origination business unit. For the year ended December 31, 1998, rental income increased by $72,000 or 8.3% as compared to the prior year. The increase in rental income is attributable primarily to the addition of certain equipment acquired in connection with the purchase of several leases from the trust portfolio. For the year ended December 31, 1998, lease underwriting income decreased by $219,000 or 74.7% as compared to the prior year. Lease underwriting income decreased due to a higher concentration of broker related activity that results in a lower overall revenue stream. The Company does, however, continue its lease origination rebuilding process through the addition of key senior management and sales personnel, and development of strategic alliances to provide future growth in this area. For the year ended December 31, 1998, direct finance lease income decreased by $162,000 or 59.6%, as compared to the prior year. The decrease in direct finance lease income is attributable primarily to the lack of additions to its portfolio of direct finance leases in 1998 as compared to the addition of 10 leases in 1997. For the year ended December 31, 1998, gains from portfolio remarketing increased by $573,000 or 71.5% as compared to the prior year. The increase in gains from portfolio remarketing is attributable to the increase in sales of portfolio assets during the year ended December 31, 1998 as compared to the prior year. For the year ended December 31, 1998, fees from remarketing activities decreased slightly by $81,000 or 5.4% as compared to the prior year. This decrease is attributable, in part, to management's efforts to increase the level of activity in the sales of used transportation equipment through its newly acquired Tomahawk retail and wholesale distribution channel. For the year ended December 31, 1998, other income decreased by $224,000 or 33.7% as compared to the corresponding prior year period. The decrease is attributable in part to the inclusion of certain consulting fees earned in 1997 that were not recurring in 1998.

     Costs and Expenses. Total costs and expenses for the year ended December 31, 1998 was $28,789,000 as compared to $7,152,000 for the prior year, an increase of $21,637,000 or 302.5%. The significant increase is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales was $21,731,000 for the year ended December 31, 1998 and resulted in an overall gross margin of 13.4%. Selling, general and administrative expenses for the year ended December 31, 1998 was $6,054,000 as compared to $6,412,000 for the corresponding prior year, a decrease of $358,000 or 5.6%. For the year ended December 31, 1998, selling, general and administrative expenses included recovered reimbursable trust administration costs of $1,498,000 as compared to $405,000 for the corresponding prior year. Approximately $2,441,000 of selling, general and administrative expenses for the year ended December 31, 1998 is a result of expenses incurred by normal operations of the Company's Tomahawk subsidiary whose operations were consolidated with the Company's as of the August 1, 1998 acquisition date. Net of the reimbursable trust administration costs and the effect of the Tomahawk expenses, selling, general and administrative expenses decreased to $5,145,000 for the year ended December 31, 1998 as compared to $6,007,000 for the corresponding prior year, a decrease of $862,000 or 14.3%. The decrease in selling, general and administrative expenses reflects the success of management's cost containment and stabilization efforts that were finalized in 1997. Management believes it has successfully implemented its cost containment and stabilization strategy. These cost improvements have resulted in a stabilization of the corporate infrastructure and provide a firm foundation for the new management team to implement the growth phase of its business plan.

Interest expense for the year ended December 31, 1998 was $343,000 as compared to $281,000 for the prior year, an increase of $62,000 or 22.1%. This increase is primarily a result of increased interest expense associated with Tomahawk's revolving credit line with a financial institution utilized for inventory floor planning.

     Depreciation and amortization expense for the year ended December 31, 1998 was $661,000 as compared to $459,000 for the prior year, an increase of $202,000 or 44.0%. The increase is primarily due to the amortization of intangible assets associated with the acquisition of Tomahawk.

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

     Net Income. Net income for the year ended December 31, 1998 was $850,000 as compared to a net loss of $1,802,000 for the prior year, an increase of $2,652,000 or 147.2%. The increase in net income is primarily attributable to the significant increase in revenues, primarily from the retail and wholesale of used transportation equipment, the buy-out of leases from trust portfolios, and continued improvements in the containment of costs. Net income per share (basic and diluted) for the year ended December 31, 1998 was $0.02 per share as compared to a $0.12 net loss per share for the prior year, an increase of $0.14 cents per share. The increase is due primarily to the marked increase in overall net income resulting from significant revenue growth and recovery of reimbursable trust administration expenses.

Liquidity  and  Capital  Resources
----------------------------------

     The Company recognized a net increase in cash and cash equivalents for the year ended December 31, 1998 of $547,00. Operating activities used cash of $5,264,000 during the year ended December 31, 1998 and is primarily a result of the build-up of used transportation equipment inventory at the Company's newly acquired Tomahawk subsidiary. Investing activities used cash of $4,523,000 during the year ended December 31, 1998 and is primarily a result of investments in South Africa, costs associated with acquisition activities, and costs associated with recovery of reimbursable trust administration expenses. Financing activities provided cash of $10,334,000 during the year ended December 31, 1998 and is primarily a result of borrowings on a revolving line of credit used for inventory floor planning purposes and increases in recourse debt provided by the VCC, the Company's majority stockholder. Cash and cash equivalents amounted to $644,000 at December 31, 1998 as compared to $97,000 at December 31, 1997, an increase of $547,000 or 563.9%.

     The Company is provided investment banking and consulting services by an affiliate of the Company's majority stockholder, Vestex Capital Corporation ("VCC"), pursuant to a consulting agreement approved by the shareholders at the 1995 Annual Meeting of the Stockholders, as amended in July 1998. VCC provides specified services including, but not limited to, general business consulting, the development and implementation of the Company's 1997 transition and turnaround strategies, development of domestic and international business opportunities and growth strategies, identification and development of strategic alliances, support of merger and acquisition activity, debt and equity raising efforts, and other financing activity. Fees related to debt and equity transactions are up to 3.0% and 7.5%, respectively, of the amount of financing raised in addition to related expenses. VCC also provides services to the Company on operational and other matters for which it is compensated at levels negotiated with the Company.

During 1998, VCC investigated numerous strategic alliances and merger and acquisition opportunities on behalf of the Company. In connection with this activity, VCC was instrumental in the negotiation and consummation of the Lease Servicing Agreement entered into on November 1, 1998 among Chancellor Leasing Services, Riviera Finance - East Bay and United Capital and Finance LLC. Additionally, VCC identified, negotiated and closed the acquisition of MRB, Inc. d/b/a Tomahawk Truck and Trailer Sales ("Tomahawk"), a used transportation equipment retailer and wholesaler that recorded approximately $39,000,000 in revenue for the 12 month period ended December 31, 1998. VCC facilitated approximately $3,500,000 in equity and cash financing in connection with the Tomahawk acquisition. VCC continues to negotiate and manage the Company's financing, acquisition and investment efforts in the Republic of South Africa and other international opportunities. VCC was instrumental in the development and implementation of the strategy to buy-out and acquire investment grade transportation equipment portfolios. As a result of this strategy, the Company acquired portfolios valued at an original equipment cost of approximately $22,000,000. The acquisition of these portfolios was further facilitated by VCC assisting in arranging approximately $8,000,000 of financing to effect the portfolio buy-out. VCC was also instrumental in recruiting and attracting key employees to the Company. Additionally, VCC provided these key employees warrants to purchase Chancellor common stock, beneficially owned by VCC and valued at approximately $4,500,000. Certain of these key employees were also issued an additional 500,000 shares of the Company's stock from VCC's beneficial holdings. VCC's activities provided sources of funding to the Company of approximately $6,500,000, and $300,000 for fees for services and reimbursable expenses, respectively, converted into debt and equity instruments of the Company. This included the purchase of 1,946,146 shares of the Company's common stock at a price of $.69 per share. Additionally, VCC infused approximately $1,200,000 of cash into or on behalf of the Company during 1998. As a result, in part, of VCC's activities and services provided, the Company's net worth increased to $7,007,000 at December 31, 1998 from $227,000 as of December 31, 1997 and from an approximate $2,550,000 negative net worth as of December 31, 1996.

     Chancellor Asset Management Inc. ("CAM"), a wholly owned subsidiary of the Company, entered into a Management Agreement, dated August 1, 1998, as amended August 17, 1998, with M.R.B. Inc., a Georgia corporation d/b/a Tomahawk Truck Sales; Tomahawk Truck & Trailer Sales, Inc., a Florida corporation; Tomahawk Truck & Trailer Sales of Virginia, Inc., a Virginia corporation; and Tomahawk
Truck & Trailer Sales of Missouri, Inc., a Missouri corporation (collectively "Tomahawk"). The Management Agreement provided CAM with effective control of Tomahawk's operations as of August 1, 1998. Subsequently, CAM acquired all of the outstanding capital stock of Tomahawk from the two (2) sole shareholders (the "Selling Shareholders") pursuant to a Stock Purchase Agreement (the "Agreement") dated January 29, 1999.

Tomahawk is engaged in a similar line of business as the CAM. Tomahawk retails and wholesales used transportation equipment, primarily tractors and trailers. Tomahawk operates five (5) retail centers in Conley, Georgia; Richmond, Virginia; Pompano Beach, Florida; Orlando, Florida; and Kansas City, Missouri. Tomahawk also operates its wholesale division from the Conley, Georgia facility. Tomahawk will operate as a wholly owned subsidiary of the Company, coordinating many operations with the Company to achieve operating efficiencies and synergies.

The purchase price paid by CAM consisted of 4,500,000 shares of Common Stock of Chancellor (valued at $.96 per share) and future cash consideration pursuant to an earn-out (the "Earn-Out") as provided for in the Agreement. The Earn-Out provides that each of the Selling Shareholders will be paid an amount equal to seven and one-half percent (7.5%) of the Adjusted Pre-Tax Earnings of Tomahawk. The Earn-Out, which is paid on a quarterly basis, begins in the fiscal year ended December 31, 1999 and ends in the fiscal year ended December 31, 2004. In connection with this Agreement, CAM loaned the Selling Shareholders a total of $500,000 pursuant to certain promissory notes payable that are payable in full on January 29, 2004.

The Agreement also: i) nominates one of the Selling Shareholders as a director of Chancellor's Board of Directors; ii) elects both of the Selling Shareholders as directors of CAM's Board of Directors; iii) provides for Employment Agreements for the Selling Shareholders over a period of five years with base salaries of $200,000 per annum; iv) prohibits the Selling Shareholders from competing against CAM or Tomahawk, or soliciting former employees and customers of Tomahawk; v) provides for Tomahawk to lease from the Selling Shareholders the Conley, Georgia facility at fair market value rents of approximately $8,500 per month; and vi) provides CAM an option to purchase from the Selling Shareholders the Conley, Georgia facility for an amount not to exceed $950,000.

This transaction has been recorded in accordance with the purchase method of accounting. As a result of the effect on the transaction of the Management Agreement, the designated date of this transaction for accounting purposes is August 1, 1998. In connection with this transaction, CAM assumed liabilities of approximately $6,414,000 and incurred acquisition costs of approximately $3,405,000. The excess of the purchase price over net assets of approximately $7,695,000 has been recorded in intangibles. Approximately $154,000 of intangibles has been amortized as of December 31, 1998. Results of operations of Tomahawk after the acquisition date are included in the 1998 Consolidated Statement of Operations.

     The Company undertook a review of its trust portfolio, including consultation with legal counsel and industry consultants, and determined that it had not been recovering costs associated with administering the trusts. Management's review determined that approximately $22,000,000 of costs for periods prior to 1997 had not been recovered from the trusts. The Company has recorded approximately $1,498,000 and $994,000 of cost recoveries in the years ended December 31, 1998 and 1997, respectively. For periods prior to 1997, $1,868,000 was recovered. Management makes no representations concerning the Company's ability to recover any further costs for periods prior to 1997. Further recoveries for periods prior to 1997 are contingent upon the current status of the specific trusts and the Company's level of recovery efforts. Consequently, the Company will record any further recoveries as income in the period in which collection is assured.

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

     The remarketing, retailing and wholesaling of equipment has played and will continue to play a vital role in the Company's operating activities. In connection with the sale of lease transactions to investors, the Company typically is entitled to share in a portion of the residual value realized upon remarketing. Successful remarketing of the equipment is essential to the realization of the Company's interest in the residual value of its managed portfolio. It is also essential to the Company's ability to recover its original investment in the equipment in its own portfolios and to recognize a return on that investment. The Company has found that its ability to remarket equipment is affected by a number of factors. The original equipment specifications, current market conditions, technological changes, and condition of the equipment upon its return all influence the price for which the equipment can be sold or re-leased. Delays in remarketing caused by various market conditions reduce the profitability of the remarketing.

     The Company anticipates it will continue to dedicate substantial resources toward the further development and improvement of its remarketing, retailing and wholesaling capabilities and believes that this business unit will continue to be a profit center for the Company. The Company's strategy is to further exploit its remarketing expertise by continuing to develop its ability to sell remarketing services to other lessors, fleet owners, and lessees and also to create a dealer capability under which the Company would buy and resell fleet equipment. The Company will also expand its used transportation equipment retail and wholesale capabilities through addition of retail centers through internal growth and acquisitions. The Company's retail and wholesale capabilities have been greatly improved through its acquisition of Tomahawk. This improved capability will be used as a competitive advantage that will enable the Company to provide a "total holding cost" concept when competing for new lease origination deals. The Company's retail and wholesale business unit will both provide an improved outlet for other lessors, financial institutions, and fleet owners to dispose of used transportation equipment and a source of quality used transportation equipment for fleet owners and owner-operator. The Company will also aggressively promote its Internet capabilities to further promote its business activities and as an e-commerce tool.

     In August 1997, the Company committed to make a $1 million equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120 million investment fund composed of $40 million from equity participants including the Company, and $80 million in debt financing provided by the Overseas Private Investment Corporation ("OPIC"), an independent U.S. government agency. The purpose of the fund is to make direct investments in emerging companies throughout Africa. As of December 31, 1998, the Company had funded approximately $350,000 and is obligated to provide additional funding in the approximate amount of $650,000. The Company has additionally invested approximately $1,340,000 into one of NAOF's investee companies. The Company continues to negotiate further strategic opportunities with this investee company.

          The Company's renewal or replacement of recently expired lines, its expected access to the public and private securities markets, both debt and equity, anticipated new lines of credit (both short-term and long-term and recourse and non-recourse), anticipated long-term financing of individual significant lease transactions, and its estimated cash flows from operations are anticipated to provide adequate capital to fund the Company's operations for the next twelve months. Although no assurances can be given, the Company expects to be able to renew or timely replace expired lines of credit, to expand currently existing lines for inventory floor planning, to continue to have access to the public and private securities markets, both debt and equity, and to be able to enter into new lines of credit and individual financing transactions.



Potential  Fluctuations  In  Quarterly  Operating  Results
----------------------------------------------------------

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

Recent  Accounting  Pronouncements
----------------------------------

     The  Company  has  adopted  Statement  of  Financial  Accounting  Standards
("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 prescribes standards for reporting comprehensive income and its components. The implementation of this SFAS has no material effect on the Company's consolidated financial statements.

     SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information", requires disclosures of certain information about the Company's operating segments on a basis consistent with the way in which the Company is managed and operated. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information.

Impact  of  the  Year  2000  Issue
----------------------------------

The Company has commenced efforts to assess and where required, remediate, issues associated with Year 2000 ("Y2K") issues. Generally defined, Y2K issues arise from computer programs which use only two digits to refer to the year and which may experience problems when the two digits become "00" in the year 2000. In addition, imbedded hardware microprocessors may contain time and two-digit year fields in executing their functions. Much literature has been devoted to the possible effects such programs may experience in the Year 2000, although significant uncertainty exists as to the scope and effect the Y2K issues will have on industry and the Company.

The Company has recognized the need to address the Y2K issue in a comprehensive and systematic manner and has taken steps to assess the possible Y2K impact on the Company. Although the Company has not completed a 100% assessment of all its information technology ("IT") and non-IT systems for Y2K issues, the Company has completed its assessment of all mission-critical systems. All mission-critical systems and most of the major applications and hardware have been assessed to determine the Y2K impact and a plan is in place for timely resolution of potential issues.

In 1998, the Company developed a strategic plan to identify the IT systems needed to accomplish the Company's overall growth plans. As part of this process, Y2K issues were considered and addressed by the Company's senior management and MIS personnel. Although this plan was intended to modernize the IT systems, compliance with Y2K requirements were incorporated.

The cost of bringing the Company in full compliance should not result in a material increase in the recent levels of capital spending or any material one-time expenses. The Company has spent approximately $152,000 in modernizing its IT system, including compliance with Y2K requirements. The Company anticipates spending of approximately $300,000 during fiscal 1999 to complete the modernization of its IT system.

The failure of either the Company, its vendors or clients to correct the systems affected by Y2K issues could result in a disruption or interruption of business operations. The Company uses computer programs and systems in a vast array of its operations to collect, assimilate and analyze data. Failure of such programs and systems could affect the Company's ability to track assets under lease and properly bill. Although the Company does not believe that any of the foregoing worst-case scenarios will occur, there can be no assurance that unexpected Y2K problems of the Company's and its vendors' and customer's operations will not have a material adverse effect on the Company.

     While it is difficult to classify our state of readiness, we believe that our internal plans should have the Company ready by the end of 1999 to avoid any material Y2K issues. We are in the process of completing the assessment, testing systems and developing contingency plans. Management is in constant communication with its IT personnel and has made and will continue to make reports to the Company's Board of Directors.

------
ITEM  7.     FINANCIAL  STATEMENTS
-------      ---------------------


     The  following documents are filed as a part of this report on Form 10-KSB:

                    Page  No.

     Independent  Auditors'  Report          F-1

     Independendent  Auditors'  Report          F-2

     Consolidated  Balance  Sheet  as  of
       December  31,  1998          F-3

     Consolidated  Statements  of  Operations  for  the
       years  ended  December  31,  1998  and  1997     F-4

     Consolidated  Statements  of  Stockholders
       Equity  for  the  years  ended  December  31,  1998  and  1997     F-5

     Consolidated  Statements  of  Cash  Flows  for  the
       years  ended  December  31,  1998  and  1997     F-6

     Notes  to  Consolidated  Financial  Statements     F-7

     All schedules have been omitted because they are inapplicable or the required information is included in the notes to the consolidated financial statements.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
-------      -------------------------------------------------------------------
FINANCIAL  DISCLOSURES
----------------------

          On February 25, 1999, our Audit Committee and Board of Directors approved the dismissal of our independent accountants, Reznick Fedder & Silverman, P.C. ("Reznick Fedder"). We provided Reznick Fedder with the reasons for the dismissal in a letter on March 4, 1999. The reasons include, but are not limited to: (i) disagreements on fees billed by Reznick Fedder for services, including, but not limited to, due diligence and business advisory services in connection with merger and acquisition activity, in the prior year and estimated fees in connection with the proposed 1998 audit engagement, (ii) a lack of commitment by Reznick Fedder to ensure timely completion of the 1998 audit and timely filing of the 1998 Annual Report on Form 10-KSB, (iii) dissatisfaction as to the timeliness of Reznick Fedder's provision of business advisory reports and recommendations in general and Management Reports pursuant to the requirements of Statements on Auditing Standards No. 61 in particular, and (iv) personality conflicts between Reznick Fedder's audit team and management, including disagreements concerning the quality of staffing provided previously.

          During the years ended December 31, 1997 and 1996: (i) there were no disagreements with Reznick Fedder on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Reznick Fedder, would have caused Reznick Fedder to make a reference to the subject matter of the disagreements in connection with its reports in the financial statements for such years and (ii) there were no "reportable events" as described in Items 304 of Regulation S-K. Reznick Fedder's report of independent accountants on the Company's consolidated financial statements for the years ended December 31, 1997 and 1996 each contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

          During the interim period from December 31, 1997 through February 25, 1999 (the date of Reznick Fedder's dismissal as the Company's independent accountants), Reznick Fedder alleged, solely in their opinion, (i) one potential disagreement as to a matter relating to accounting principles, and (ii) one suggested "reportable event".

          By letter dated March 15, 1999, Reznick Fedder has indicated that, based on the limited information provided to them as of February 6, 1999, it did not appear that the purchase of Atlanta based MRB, Inc. and affiliates d/b/a Tomahawk Truck & Trailer Sales, Inc. ("MRB") should be reflected as of August 1, 1998, as stated in our Current Report on Form 8-K filed on February 12, 1999. Reznick Fedder based its preliminary determination on the August 1, 1998
Management Agreement, the January 29, 1999 Stock Purchase Agreement, and the January 29, 1999 Loan Agreement, each with MRB, as indicated in Reznick Fedder's letter to us dated March 8 (incorporated by reference from Exhibit 99 t the Company's Form 8-K/A filed with the Securities and Exchange Commission on March 22, 1999).

          Reznick Fedder also incorrectly stated in that letter that their preliminary determination was based in part on the First Amendment to the Management Agreement dated August 17, 1998, when in fact, Reznick Fedder did not review that First Amendment until after we filed our Current Report on Form 8-K on February 12, 1999 reporting the completion of our acquisition of MRB. Despite their dismissal as our independent accountants, Reznick Fedder also requested in that letter that the Company provide any additional information that they should consider in connection with their opinion regarding the appropriateness of the accounting disclosures made in the Company's Form 8-K filed on February 12, 1999. Reznick Fedder did not request further information as to this issue prior to their dismissal.

          We engaged the Atlanta based firm of Metcalf Rice Fricke & Davis ("Metcalf Rice") on January 25, 1999 to perform the 1998, 1997, and 1996 audits of MRB, a significant subsidiary. We further engaged the firm of Metcalf Rice, based on the merits of their performance of services in connection with the MRB audits, to serve as our independent accountants in February, 1999. We then asked Metcalf Rice to review this potential issue, alleged by Reznick Fedder as referenced in their letter dated March 15, 1999, using all available information, including materials not previously requested by Reznick Fedder, and provide us with their determination as to the proper accounting treatment of our acquisition of MRB under generally accepted accounting principles. On March 29, 1999, Metcalf Rice issued a letter pursuant to Statements of Auditing Standards No. 50 "Independent Accountants Report on Appropriate Application of Generally Accepted Accounting Principles," which addressed the reporting period under generally accepted accounting principles that the Company complied with in preparing its December 31, 1998 financial statements.

          As to the second paragraph of Reznick Fedder's letter, they were only provided with a preliminary unaudited, unconsolidated, and unadjusted trial balance for fiscal 1998. In addition, Reznick Fedder was not engaged as our independent accountants for the purpose of certifying the consolidated financial statements of Chancellor Corporation as of December 31, 1998 and for the year then ended, and were therefore not engaged to perform planning for this audit.

          Reznick Fedder was not asked by us to determine whether adjustments were required to recorded assets and liabilities which could materially impact the fairness or reliability of financial statements for the year ended December 31, 1998. Adjustments, as necessary, were made based on recommendations of Metcalf Rice during the course of their audit fieldwork.

                                    PART III


ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-------      -------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

     The information required by Item 401 and 405 of Regulation S-B with respect to directors and executive officers of the registrant will be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 25, 1999 and to be filed with the Securities and Exchange Commission in April 1999, and is incorporated herein by this reference.

ITEM  10.     EXECUTIVE  COMPENSATION
--------      -----------------------

     The information required by Item 402 of Regulation S-B with respect to executive compensation will be set forth in he Proxy Statement for the Annual Meeting of Stockholders to be held on June 25, 1999 and to be filed with the Securities and Exchange Commission in April 1999, and is incorporated herein by this reference.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
--------      ------------------------------------------------------------------

     The information required by Item 403 of Regulation S-B with respect to security ownership of certain beneficial owners and management will be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 25, 1999 and to be filed with the Securities and Exchange Commission in April 1999, and is incorporated herein by this reference.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
--------      --------------------------------------------------

     The information required by Item 404 of Regulation S-B with respect to certain relationships and related transactions will be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 25, 1999 and to be filed with the Securities and Exchange Commission in April 1999, and is incorporated herein by this reference.

ITEM  14.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
--------      -------------------------------------

     (a)     Exhibits:

2 Stock Purchase Agreement, dated January 29, 1999, by and among Chancellor Asset Management, inc., M. Rea Brookings and David F. Herring (incorporated by reference from Exhibit 2 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 1999).

3.1 Restated Articles of Organization of the Company (Incorporated by reference from Exhibit 3A to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 22, 1983 (Registration Statement)), as amended by Articles of Amendment filed with the Massachusetts Secretary of the Commonwealth on May 18, 1990 (incorporated by references from
Exhibit 3(a) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1991), as amended by Articles of Amendment filed with the Massachusetts Secretary of the Commonwealth on January 26, 1995 (incorporated by reference from Exhibit 3(a) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994) and as amended by Articles of Amendment files with the Massachusetts Secretary of the Commonwealth on October 27, 1997 (incorporated by reference from Exhibit 3(a) to the Company's annual report, Form 10-KSB, for the year ended December 31, 1997).

3.2 By-laws of the Company, as amended to date (incorporated by reference from Exhibit 3(b) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994)

10.1 Recapitalization and Stock Purchase Agreement dated as of September 20, 1994 among the Company, Bruncor Inc. and Vestex Corporation (incorporated by reference from Exhibit 3 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 27, 1994 and dated August 26, 1994), as amended by Amendment No. 1 (incorporated by reference from Appendix I to the Company's Proxy Statement dated December 9, 1994), by a letter agreement dated as of February 28, 1995 among the Company, Bruncor Inc. and Vestex Corporation (incorporated by reference from Exhibit 10(t) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994), by Amendment No. 3 to Recapitalization and Stock Purchase Agreement dated as of July 14, 1995 by and among the Company, Bruncor Inc., and Vestex Corporation (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 4, 1995 and dated July 25, 1995), and by Amendment No. 4 to Recapitalization and Stock Purchase Agreement dated as of July 14, 1995 by and among the Company, Bruncor Inc., and Vestex Corporation (incorporated by reference from Exhibit 1 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 22, 1996 and dated April 12, 1996).

10.2 Loan Reduction and Purchase and Assignment Agreement dated as of April 4, 1997 among the Company, Chancellor Fleet Corporation, Chancellor Financial Sales Service, Inc., Chancellor Fleet Remarketing, Inc., Chancellor Asset Corporation, Chancellor Financialease, Inc., Valmont Financial Corporation, Chancellor DataComm, Inc., Alco 474N Trust, Cains 931D Trust, Cains 931E Trust, Chrysler Bo4E Trust, Conagra 25405 Trust, Conagra 25409 Trust, Dallas 38329 Trust, H.E. Butt 796C Trust, Kraft 79328 Trust, Savrn B063 Trust, Saturn B067 Trust, Shamrock 25748 Trust, Tyler 3Mo Trust, Whirlpool 49434 Trust, Fleet National Bank and VESTEX Capital Corporation.

10.3 *1994 Stock Option Plan, adopted by the Board of Directors of the Company on August 12, 1994 and approved by the Stockholders of the Company on January 20, 1995 (incorporated by reference from Appendix III to the Company's Proxy Statement dated December 9, 1994).

10.4 *1994 Directors' Stock Option Plan, adopted by the Board of Directors of the Company on August 12, 1994 and approved by the Stockholders of the Company on January 20, 1995 (incorporated by reference from Appendix III to the Company's Proxy Statement dated December 9, 1994) and as amended by the Board of Directors of the Company on December 30, 1996 and approved by the Stockholders of the Company on August 29, 1997 (incorporated by reference from Appendix III to the Company's Proxy Statement dated July 30, 1997.

10.5 *1994 Employee Stock Purchase Plan, adopted by the Board of Directors of the Company on August 12, 1994 and approved by the Stockholders of the Company on January 20, 1995 (incorporated by reference from Appendix IV to the Company's Proxy Statement dated December 9, 1994).

10.6 *1997 Stock Option Plan, adopted by the Board of Directors of the Company on March 20, 1997 and approved by the stockholders of the Company on August 29, 1997 (incorporated by reference from Appendix III to the Company's proxy statement dated July 30, 1997), and as amended by the Board of Directors of the Company on April 1, 1998 and approved by the stockholders of the Company on May 15, 1998 (incorporated by reference from Appendix III to the Company's proxy statement dated April 9, 1998).

10.7 $200,000 Subordinated Promissory Note dated as of July 25, 1995 by the Company in favor of Bruncor, Inc. (incorporated by reference from Exhibit 3 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 4, 1995 and dated July 25, 1995).

10.8 Specimen of Final Form of Warrant to Purchase Common Stock of Chancellor Corporation issued by the Company on April 1, 1998 to VESTEX Capital Corporation.

10.9 Consulting Agreement, dated July 1, 1998, by and among the Company and VMI Corporation.

10.10 Management Agreement, dated August 1, 1998, by and among Chancellor Asset Management, Inc. and M.R.B., Inc. d/b/a (Tomahawk Truck and Trailer Sales).

10.11 Stock Redemption Agreement, dated August 7, 1998, by and among the Company and VESTEX Capital Corporation.

10.12 First Amendment to the Management Agreement, dated August 17, 1998, by and among Chancellor Asset Management, Inc. and M.R.B., Inc. d/b/a (Tomahawk Truck and Trailer Sales).

10.13 Lease Agreement, dated January 29, 1999, by and among M. Rea Brookings, David F. Herring, and Chancellor Asset Management, Inc. (incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission.

10.14 Memorandum of lease, dated January 29, 1999, by and among M. Rea Brookings, David F. Herring, and Chancellor Asset Management, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 12, 1999).

10.15 Employment Agreement, dated January 29, 1999, by and among M.R.B., Inc. and M. Rea Brookings (incorporated by reference to Exhibit 10.3 to the
Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 12, 1999).

10.16 Promissory Note, dated January 29, 1999, by and among M. Rea Brookings and Chancellor Asset Management, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 12, 1999).

10.17 Stock Pledge Agreement, dated January 29, 1999, by and among Chancellor Asset Management, Inc. and M. Rea Brookings (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 12, 1999).

10.18 Employment Agreement, dated January 29, 1999, by and among M.R.B., Inc. and David F. Herring (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 12, 1999).

10.19 Promissory Note, dated January 29, 1999, by and among David F. Herring and Chancellor Asset Management, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 12, 1999).

10.20 Stock Pledge Agreement, dated January 29, 1999, by and among Chancellor Asset Management, Inc. and David F. Herring (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 12, 1999).

10.21 Promissory Note, dated December 22, 1998, in the original principal amount of $3,475,000 from Chancellor Corporation to Vestex Capital Corporation.

10.22 Security Agreement, dated as of December 22, 1998, by and among Chancellor Corporation and Vestex Capital Corporation.

10.23 Employment Agreement, dated October 1, 1998, by and among Chancellor Corporation and Franklyn E. Churchill.

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

23.1     Independent  Auditor's  Consent  -  Metcalf,  Rice,  Fricke  and  Davis

23.2     Independent  Auditors'  Consent  -  Reznick  Fedder  &  Silverman

27.1     Financial  Data  Schedule  for  year  ended  December  31,  1998.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

     Copies of these exhibits are available to stockholders of record at a charge of $.09 per page, plus postage upon written request. Direct requests to:
Peter J. Mullen, Clerk, Chancellor Corporation, 210 South Street, Boston, MA 02111.

     (b)     Reports  on  Form  8-K:

     Current  Report  on  Form  8-K,  dated  February  10,  1999
     Current  Report  on  Form  8-K,  dated  March  4,  1999
     Current  Report  on  Form  8-K/A,  dated  March  22,  1999
     Current  Report  on  Form  8-K/A,  dated  April  13,  1999

                                       F-1
                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of Chancellor Corporation


We have audited the accompanying consolidated balance sheet of Chancellor Corporation and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Chancellor Corporation and subsidiaries for the year ended December 31, 1997 were audited by other auditors whose report dated March 27, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chancellor Corporation and its subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.





                                                 /s/ METCALF RICE FRICKE & DAVIS

Atlanta,  Georgia
April  13,  1999

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of Chancellor Corporation


We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, and the results of operations and cash flows of Chancellor Corporation and its subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                  /s/ REZNICK FEDDER & SILVERMAN

Boston,  Massachusetts
March  18,  1998,  except  for  Note  V
which  is  as  of  March  27,  1998

                   The accompanying notes are an integral part of these consolidated financial statements.

                                       F-3

                       CHANCELLOR CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                          In Thousands, Except Share Data)



                                                                       DECEMBER 31,
                                                                           1998
                                                                      --------------


ASSETS

   Cash and cash equivalents                                          $         644
   Receivables, net                                                           3,255
   Inventory                                                                 10,758
   Net investment in direct finance leases                                      359
   Equipment on operating lease, net of accumulated depreciation
     of $2,351                                                                  702
   Residual values, net                                                         219
   Furniture and equipment, net of accumulated depreciation
     of $1,290                                                                  999
   Other investments                                                          3,681
   Intangibles, net                                                           7,541
   Other assets, net                                                          1,411
                                                                      --------------

                                                                      $      29,569
                                                                      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses                              $       6,366
   Deferred reimburseable expenses                                            1,068
   Indebtedness:
     Revolving credit line                                                    9,063
     Notes payable                                                              942
     Nonrecourse                                                                889
     Recourse                                                                 4,234
          Total liabilities                                                  22,562
                                                                      --------------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.01 par value, 20,000,000 shares authorized:
     Convertible Series AA, 5,000,000  shares issued and outstanding             50
     Convertible Series B, 2,000,000 shares authorized,
       none issued and outstanding                                              ---
   Common stock, $.01 par value; 75,000,000 shares authorized,
     43,041,895 shares issued and outstanding                                   430
   Additional paid-in capital                                                34,217
   Accumulated deficit                                                      (27,690)
                                                                              7,007
                                                                      --------------

                                                                      $      29,569
                                                                      ==============

    The accompanying notes are an integral part of these consolidated financial statements.

                   The accompanying notes are an integral part of these consolidated financial statements.

                                       F-4

                         CHANCELLOR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In Thousands, Except Per Share Data)



                                                            DECEMBER 31,
                                                        1998           1997
                                                    -------------  --- ----


Revenues:
   Transportation equipment sales                   $      25,096  $      ----
   Rental income                                              942          870
   Lease underwriting income                                   74          293
   Direct finance lease income                                110          272
   Interest income                                            195           44
   Gains from portfolio remarketing                         1,374          801
   Fees from remarketing activities                         1,407        1,488
   Other income                                               441          665
                                                           29,639        4,433
                                                    -------------  ------------

Costs and expenses:
   Cost of transportation equipment sales                  21,731         ----
   Selling, general and administrative                      6,054        6,412
   Interest expense                                           343          281
   Depreciation and amortization                              661          459
                                                           28,789        7,152
                                                    -------------  ------------

Income (loss) before extraordinary item and
   provision (benefit) for income tax                         850       (2,719)

Provision (benefit) for income tax                           ----           13
                                                    -------------  ------------
Income (loss) before extraordinary item                       850       (2,732)

Extraordinary item - gain on debt forgiveness                ----          930
                                                    -------------  ---
Net income (loss)                                   $         850   (   $1,802)
                                                    =============       =======

Basic net income (loss) per share:
   Income (loss) before extraordinary item          $         .02  $       .18
   Extraordinary item                                        ----         (.06)
   Net income (loss)                                $         .02   (   $  .12)
                                                    =============      =======

Diluted net income (loss) per share:
   Income (loss) before extraordinary item          $         .02  $       .18
   Extraordinary item                                        ----         (.06)
   Net income (loss)                                $         .02   (   $  .12)
                                                    =============       =======

Shares used in computing basic net income (loss)
   per share                                           36,695,162   15,224,432
                                                    =============  ============

Shares used in computing diluted net income (loss)
   per share                                           52,941,579   15,224,432
                                                    =============  ============

    The accompanying notes are an integral part of these consolidated financial statements.


                                          CHANCELLOR CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          YEARS ENDED DECEMBER 31, 1998 AND 1997
                                                      (In Thousands)


                          Stockholders
                        Preferred Stock    Common Stock   Additional Paid - In    Accumulated    Treasury Stock    Equity
                        ----------------  --------------                                        ----------------
                             Shares           Amount             Shares             Amount          Capital       Deficit
                        ----------------  --------------  ---------------------  -------------  ----------------  --------

BALANCE, 1/1/97                   5,000   $          50                  6,567   $         65   $        24,609         (

Preferred stock,
   Series A issued                  711               7                  1,343          1,350

Preferred stock,
   Series AA issued               3,000              30                 20,250            870               900

Common stock issued                 203           2,123                  2,326

Exercise of stock
   Options                           15               3                      3

Retirement of treasury
   Stock                         (1,431)            (14)                  (522)        (1,431)              536         -

Net loss                         (1,802)         (1,802)
                        ----------------  --------------

BALANCE, 12/31/97                 8,711              87                 25,401            254            28,426   (28,540)

Preferred stock,
   Series A converted
   To common stock                 (711)             (7)                 7,105             71               (64)     ----

Preferred stock,
   Series AA converted
   To common stock               (3,000)            (30)                 3,000             30              ----

Common stock issued               6,646              66                  5,571          5,637

Exercise of stock
   Options                          892               9                    284            293

Net income                          850             850
                        ----------------  --------------

BALANCE, 12/31/98                 5,000   $          50                 43,044   $        430   $        34,217         (
                        ================  ==============  =====================  =============  ================





                         Shares   Amount   (Deficit)
                        --------  -------  ----------

BALANCE, 1/1/97         $26,738)    1,431           (  $  536)    (  $2,550)

Preferred stock,
   Series A issued

Preferred stock,
   Series AA issued

Common stock issued

Exercise of stock
   Options

Retirement of treasury
   Stock

Net loss


BALANCE, 12/31/97          ----      ----         227

Preferred stock,
   Series A converted
   To common stock

Preferred stock,
   Series AA converted
   To common stock         ----

Common stock issued

Exercise of stock
   Options

Net income


BALANCE, 12/31/98       $27,690)  $  ----  $     ----  $7,007
                        ========  =======  ==========  =======


                                         CHANCELLOR CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In Thousands)


                                                                              YEARS ENDED DECEMBER 31,
                                                                           ---------------------
                                                                                      1998               1997
                                                                           -------- ------------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $            850         (   $1,802)
                                                                           -----------------            -------
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                              661       459
      Residual value estimate realizations and
         reductions, net of additions                                                            246       283
      Gain on debt forgiveness                                                                  ----      (930)
      Changes in assets and liabilities, net of effects of acquisitions:
            Receivables                                                                       (2,366)    1,896
            Inventory                                                                         (5,184)     ----
            Deferred reimbursable expenses                                                     1,068      ----
            Accounts payable and accrued expenses                                               (539)    1,828
                                                                           -----------------  --------
                                                                                              (6,114)    3,536
                                                                           -----------------  --------
                Net cash provided (used) by operating activities                              (5,264)    1,734
                                                                           -----------------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Leased equipment held for underwriting                                                        502       729
   Net investments in direct finance leases                                                      162       227
   Equipment on operating lease                                                                 (588)       59
   Other investments                                                                          (2,680)     (185)
   Net change in cash restricted and escrowed                                                  2,419     1,134
   Additions to furniture and equipment, net                                                    (244)   (1,018)
   Increase in intangibles, net                                                               (3,322)     ----
   Net change in other assets                                                                 (1,170)      141
   Purchase of Tomahawk, net of cash acquired                                                    398      ----
                Net cash provided (used) by investing activities                              (4,523)    1,087
                                                                           -----------------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under revolving line of credit                                              4,611      ----
   Increase in indebtedness - nonrecourse                                                        689        40
   Increase in indebtedness - recourse                                                         4,236     1,879
   Repayments of indebtedness - nonrecourse                                                     (328)     (701)
   Repayments of indebtedness - recourse                                                        (417)   (3,966)
   Repayments of notes payable                                                                   (36)     ----
   Issuance of common stock, net                                                               1,579         3
                Net cash provided (used) by financing activities                              10,334    (2,745)
                                                                           -----------------  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        547        76
CASH AND CASH EQUIVALENTS, BEGINNING                                                              97        21
CASH AND CASH EQUIVALENTS, ENDING                                          $                     644   $    97
                                                                           ==========================  ========
Non-Cash Activity:
   Issuance of common stock in exchange for fees due
      To related party                                                     $                   1,343   $ 4,556
                                                                           ==========================  ========
   Issuance of common stock for acquisition of
      subsidiary company                                                   $                   4,320   $    20
                                                                           ==========================  ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                DECEMBER 31, 1998
                                -----------------

1.     Business  Organization  and  Significant  Accounting  Policies
       --------------------------------------------------------------

     Business
     --------

          Chancellor Corporation and Subsidiaries (the "Company") are engaged in
(1) buying, selling, leasing and remarketing new and used equipment, primarily transportation, material handling and construction equipment, (2) managing equipment on and off-lease, and (3) arranging equipment-related financing. The Company's primary market has historically been the United States. During 1998 the Company expanded its market presence to include minor activities in international markets such as Russia and the Republic of South Africa.

     Principles  of  Consolidation
     -----------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, transactions and profits and losses have been eliminated in consolidation.

On August 1, 1998, pursuant to a Management Agreement dated August 1, 1998, as amended on August 17, 1998, and a Stock Purchase Agreement dated January 29, 1999, Chancellor Asset Management Inc. ("CAM"), the Company's wholly owned subsidiary, acquired all of the outstanding shares of MRB, Inc. d/b/a Tomahawk Truck and Trailer Sales and affiliates ("Tomahawk"). The acquisition was accounted for under the purchase method of accounting.

Accounting  for  Estimates
--------------------------

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These assumptions could change based on future experience and, accordingly, actual results may differ from these estimates.

     Revenue  Recognition
     --------------------

     Transportation equipment sales - Revenues on transportation equipment sales is recognized in the period in which the sale is completed and title is transferred. Deposits on transportation equipment, that may be required under certain financing contracts, are shown as deposits on sales and included in accrued expenses.

     Lease underwriting income - Lease underwriting fees arise from the sale of equipment leasing transactions and include cash underwriting margins and residual value fees. The excess of the sales price of equipment to an investor (including the assumption of any nonrecourse indebtedness) over its cost to the Company represents lease underwriting fees. The Company typically arranges for the lease of equipment to a lessee and, in some cases, for borrowings to finance the purchase of the equipment, assigning lease rentals to secure such borrowings on a nonrecourse basis. If the Company elects to sell the transaction (as opposed to retaining the transaction for its own portfolio), the equipment, subject to the lease and the borrowing (if any), is then sold to investors. Consideration for the sale of the leased equipment to investors is normally in the form of a cash investment.

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

     Operating leases (Rental Income) - Lease contracts, which qualify as operating leases, are accounted for by recording the leased equipment as an asset, at cost. The equipment is then depreciated on a straight-line basis over two to fifteen years to its estimated residual value. Equipment is further depreciated below its initial residual value upon release to its estimated revised residual value at lease expiration. Any changes in depreciable lives affect the associated expense on a prospective basis. Rental income from operating leases is recognized using a straight-line method over the initial term of the lease.

     Reimbursable  Expenses
     ----------------------

The Company is entitled to reimbursement of expenses incurred in the remarketing of certain equipment as outlined in various remarketing agreements. Pursuant to the terms of the trust agreements, the Company is permitted to charge the trusts for its costs associated with administrating the trust. The reimbursement of these costs is recorded as a reduction of general and administrative expenses.

     Residual  Values
     ----------------

     The Company reviews recorded residual values on an annual basis. Write downs in estimated residual values, due to declines in equipment value or the financial creditworthiness of individual customers and major industries into which the Company leases equipment, are recorded when considered other than temporary. The residual valuation is based on independent valuation of the equipment held under trust lease and its internal valuation assessments.

     Cash  and  Cash  Equivalents
     ----------------------------

     The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

     Concentration  of  Credit  Risk
     -------------------------------

     The Company maintains its cash balances in several banks. The Federal Deposit Insurance Corporation insures up to $100,000 the balances held by each bank. The Company also has arrangements whereby the funds in excess of specified cash balances are invested in overnight repurchase agreements and such overnight investments are collateralized by high-grade corporate debt securities. As of December 31, 1998, the uninsured portion of the cash balances held at one bank was approximately $573,000 of which $532,000 was invested in overnight repurchase agreements.

     Inventory
     ---------

All inventories are valued at the lower of cost or market. The cost of transportation equipment, including reconditioning parts and other direct costs, is determined using the specific identification method.

     Furniture,  Equipment  and  Leaseholds
     --------------------------------------

     Furniture and equipment are recorded at cost. Depreciation is computed using a the straight-line method over the estimated useful lives of the related assets, typically 3 to 7 years. Leasehold improvements are amortized over the lease term.

Intangibles
-----------

     Intangibles consist of goodwill, data files and customer lists which are amortized over an estimated life of fifteen to twenty-five years using the straight-line method. License agreements, included in intangibles, are being amortized over an estimated life of four years using the straight-line method.

------
Income  Taxes
-------------

     Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires an asset and liability approach for financial accounting and reporting for income taxes. In addition, future tax benefits, such as net operating loss tax carryforwards, are recognized to the extent realization of such benefits is more likely than not.

     Stock-based  Compensation
     -------------------------

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which allows the Company to account for stock-based awards (including stock options) to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No, 25, "Accounting for Stock Issued to Employees".

     Net  Income  (Loss)  per  Share
     -------------------------------

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from potential common stock such as stock issuable pursuant to the exercise of stock options outstanding and conversion of debt.

     Basic net loss per share amounts are computed based on the weighted average number of common shares and diluted net loss per share amounts are based on common and common equivalent shares, when dilutive. Diluted net loss per share is not presented for 1997 since common stock equivalent shares from convertible preferred stock and from stock options and warrants are antidilutive.

Supplemental  Cash  Flow  Information
-------------------------------------

     Cash paid for income taxes during 1998 and 1997 was $13,000 and $13,000, respectively. Interest paid during 1998 and 1997 was $630,000 and $340,000, respectively. The Company issued stock valued at $4,320,000 in exchange of all of the net assets of its Tomahawk subsidiary in a non-cash investing and financing transaction.

Other  Investments
------------------

The Company accounts for its equity investment of less than 20% ownership in an investee on a cost basis.

     Recent  Accounting  Pronouncements
     ----------------------------------

          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 prescribes standards for reporting comprehensive income and its components. The implementation of this SFAS has no material effect on the Company's consolidated financial statements.

SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information", requires disclosures of certain information about the Company's operating segments on a basis consistent with the way in which the Company is managed and operated. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information.

Impact  of  the  Year  2000  Issue
----------------------------------

     The Company has commenced efforts to assess and where required, remediate, issues associated with Year 2000 ("Y2K") issues. Generally defined, Y2K issues arise from computer programs which use only two digits to refer to the year and which may experience problems when the two digits become "00" in the year 2000. In addition, imbedded hardware microprocessors may contain time and two-digit year fields in executing their functions. Much literature has been devoted to the possible effects such programs may experience in the Year 2000, although significant uncertainty exists as to the scope and effect the Y2K issues will have on industry and the Company.

The Company has recognized the need to address the Y2K issue in a comprehensive and systematic manner and has taken steps to assess the possible Y2K impact on the Company. Although the Company has not completed a 100% assessment of all its information technology ("IT") and non-IT systems for Y2K issues, the Company has completed its assessment of all mission-critical systems. All mission-critical systems and most of the major applications and hardware have been assessed to determine the Y2K impact and a plan is in place for timely resolution of potential issues.

In 1998, the Company developed a strategic plan to identify the IT systems needed to accomplish the Company's overall growth plans. As part of this process, Y2K issues were considered and addressed by the Company's senior management and MIS personnel. Although this plan was intended to modernize the IT systems, compliance with Y2K requirements were incorporated.

The cost of bringing the Company in full compliance should not result in a material increase in the recent levels of capital spending or any material one-time expenses. The Company has spent approximately $152,000 in modernizing its IT system, including compliance with Y2K requirements. The Company anticipates spending of approximately $300,000 during fiscal 1999 to complete the modernization of its IT system.

The failure of either the Company, its vendors or clients to correct the systems affected by Y2K issues could result in a disruption or interruption of business operations. The Company uses computer programs and systems in a vast array of its operations to collect, assimilate and analyze data. Failure of such programs and systems could affect the Company's ability to track assets under lease and properly bill. Although the Company does not believe that any of the foregoing worst-case scenarios will occur, there can be no assurance that unexpected Y2K problems of the Company's and its vendors' and customer's operations will not have a material adverse effect on the Company.

     While it is difficult to classify our state of readiness, we believe that our internal plans should have the Company ready by the end of 1999 to avoid any substantial material Y2K issues. We are in the process of completing the assessment, testing systems and developing contingency plans. Management is in constant communication with its IT personnel and has made and will continue to make reports to the Company's Board of Directors.

     Fair  Value  of  Financial  Instruments
     ---------------------------------------

     The fair value of the Company's assets and liabilities that constitute financial instruments as defined in SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", approximate their recorded amounts.

     Risk  Management
     ----------------

The Company is exposed to risks of loss related to torts; theft of, damage to, and destruction of assets; errors and omissions; injuries to employees; material disasters; and product liability. The Company carries commercial insurance for risks of loss.

     Foreign  Currency  Translation
     ------------------------------

The Company uses the US dollar as its functional currency. Foreign currency assets are recoverable in US dollars, including equipment lease payments. However, the Company has recorded an allowance equal to the net book value for leases receivable from a party in Russia. The effect of any foreign currency fluctuations is not considered material in these financial statements.

2.     Receivables

     Receivables consists of the following as of December 31, 1998 (in thousands):



                                             December 31,
                                                 1998

Note receivable on international investment  $       1,242
Receivables from trust, net                            855
Trade accounts receivable                              375
Loans receivable                                       373
Other notes receivable                                 137
Accrued rents receivable, net                           40
Interest receivable                                    104
Other receivables                                      129
                                             -------------

                                             $       3,255
                                             =============



     Receivables from trusts include amounts due the Company for cash outlays associated with the remarketing of equipment of $72,000. These amounts will be collected upon successful remarketing of such equipment. Additionally, receivables from trusts includes amounts due for costs incurred by the Company for administration of the trusts in accordance with the trust agreements of $1,764,000. Collection of costs of administration is not certain due to numerous factors and is, therefore, included net of the estimated reserve. Accrued rents represent amounts due from portfolio leases, net of an allowance of $88,000.

3.     Residual  Values,  Net

     The Company's lease underwriting income includes consideration in the residual value sharing arrangements received from originating and selling lease transactions to investors. The Company, upon remarketing of the equipment at termination or expiration of the related leases, will realize this type of consideration (residual values). The Company's share of expected future residual values is recorded as income at their discounted present value at the time the underlying leases are sold to investors. Any increases in the Company's expected residual sharing are recorded as gains upon realization. Write-down in estimated residual value due to declines in equipment value or the financial creditworthiness of individual customers and major industries into which the Company leases equipment, are recorded when considered other than temporary. The Company evaluates residual values based upon independent assessments by industry professionals, in addition to already established internal criteria.

     The activity in the residual value accounts for the years ended December 31, 1998 and 1997 is as follows (in thousands):



                                          December 31,
                                         --------------
                                              1998        1997

Residual values, beginning of year, net  $         465   $ 748
Residual realization                              (204)   (283)
Residual value estimate reduction                  (42)   ----
                                         --------------  ------

Residual values, end of year, net        $         219   $ 465
                                         ==============  ======



     Residual value estimate reductions represent reductions in expected future residual values on certain equipment, the residuals that were substantially all recorded prior to 1997. Such reductions resulted from an extensive review and valuation of all assets owned, leased and managed by the Company. For the years ended December 31, 1998 and 1997, the Company realized income of approximately $1,395,000 and $1,488,000, respectively, relating to the remarketing of equipment for which no residuals were recorded or realized amounts exceeded the booked residual.

     Aggregate residual value fees expected to be realized as of December 31, 1998 are as follows (in thousands):




                                               December 31,
                                         --------------
                                              1998        1997

Residual values, beginning of year, net  $         465   $ 748
Residual realization                              (204)   (283)
Residual value estimate reduction                  (42)   ----
                                         --------------  ------

Residual values, end of year, net        $         219   $ 465
                                         ==============  ======


Net investment in direct finance leases consisted of the following as of December 31, 1998 (in thousands):


                                            December 31,
                                                1998
Minimum lease payments receivable          $         389
Estimated unguaranteed residual values of
      leased equipment, net                           53
Less:  Unearned income                               (83)
                                           --------------
                                           $         359
                                           ==============




     The cost of equipment on operating lease by category of equipment consists of the following as of December 31, 1998 (in thousands):


                                 December 31,
                                     1998

Transportation equipment         $         819
Other equipment                          2,234
                                 -------------
                                         3,053

Less - accumulated depreciation          2,351
                                 -------------

                                 $         702
                                 =============


The aggregate amounts of minimum lease payments to be received from noncancelable direct finance and operating leases are as follow


                            Direct
Year ending December 31:   Finance   Operating
                           --------  ----------

1999                       $    195  $      219
2000                            110          34
2001                             72          31
2002                              8          30
2003                              4          30
                                389    $    344
=========================  ========

5.     Accounts  Payable  and  Accrued  Expenses:
       -----------------------------------------

     Accounts payable and accrued expenses consists of the following as of December 31, 1998 (in thousands):



                                                     December 31,
                                                         1998

Trade accounts payable                               $       1,326
Payables to investors                                        1,361
Fees payable to related party                                  895
Contribution payable to New Africa Opportunity Fund            650
Accrued commissions payable                                    453
Accrued legal and accounting fees                              272
Accrued interest payable                                       185
Other accrued expenses                                       1,224
                                                     -------------

                                                     $       6,366
                                                     =============



6.     Early  Extinguishment  of  Intercreditor  Loan
       ----------------------------------------------

     In April 1997, the Company executed and delivered (1) the Loan Reduction and Purchase and Assignment Agreement dated April 1997 among the Company, its corporate affiliates, a bank, as agent (the "Agent") for the Company's principal recourse lenders, and VCC, the Company's majority shareholder; (2) release in favor of the principal recourse lenders to be given by VCC and Brian M. Adley, Chairman of the Board of Directors of the Company and President of VCC, individually; (3) release in favor of the principal recourse lenders to be given by the Company, its corporate affiliates and/or subsidiaries, in favor of VCC. Coterminous with this transaction, both the intercreditor loan and secured inventory loan were repaid in advance of their respective terms. The aggregate amount of this debt on the repayment date was approximately $1,906,000, of which approximately $976,000 was paid in cash and the balance of $930,000 was forgiven. In addition, the Company paid approximately $22,000 in legal and bank fees to complete this transaction.

7.     Revolving  Lines  of  Credit
       ----------------------------

During 1994, and prior to its acquisition by the Company, Tomahawk entered into a revolving line of credit agreement with a financial institution whereby Tomahawk can borrow up to $7,500,000 to floor plan used transportation equipment inventory. The maximum amount outstanding during 1998 was $7,500,000. In addition, during 1998, Tomahawk entered into a financing agreement with the same institution to floor plan additional used transportation equipment inventory in the approximate amount of $4,500,000. Interest is accrued monthly at the financial institution's prime plus .75 to 1.5 percent, depending upon the floor planned inventory amounts. The effective rate of interest at December 31, 1998 was 9.7 percent. The aggregate principal balance outstanding on the revolving line of credit and the financing agreement as of December 31, 1998 is approximately $9,063,000. The Company, in connection with the Tomahawk acquisition, assumed the obligation pursuant to this revolving line of credit and financing agreement. The revolving line of credit and financing agreement are both personally guaranteed by the selling stockholders of Tomahawk.

8.     Notes  Payable
       --------------

     Notes payable consists of the following as of December 31, 1998 (in thousands):



                                                                December 31,
                                                                    1998

Unsecured notes payable to individuals due on demand
   Including interest at 10 percent per annum.                  $         256

Unsecured notes payable to selling stockholders of Tomahawk,
   Including interest payable at 10 percent.                              300

Notes payable to a bank, payable in various monthly
   Installments including interest at the prime rate (7.75% at
   December 31, 1998) plus 2%, secured by automobiles
   Financed by the Company.                                               115

Note payable to a financial institution, payable in monthly
   Installments of $4,135 including interest at a rate of 10
   Percent per annum, due February 15, 1999, secured by
   Automobiles and equipment.                                               8

Bridge loan payable to a financial institution providing for
   Maximum borrowings up to $400,000 for working capital
   Purposes, interest payable monthly at the rate of 10.5
   Percent per annum, principal balance due on March 27, 1999.            163

Various notes payable to a financial institution, payable in
   Monthly installments of $2,753 including interest at rates
   Of 9 and 10 percent per annum, due from September 2001
   To May 2003, secured by automobiles and equipment.                     100
                                                                -------------
                                                                          942
Less - current portion                                                    821
                                                                -------------

                                                                $         121
                                                                =============



     Aggregate annual maturities of notes payable as of December 31, 1998 are as follows (in thousands):



Years ending December 31:
1999                        $821
2000                          64
2001                          34
2002                          17
2003                           6
                            ----

942
==========================



9.     Non-Recourse  and  Recourse  Debt
       ---------------------------------

     Nonrecourse indebtedness consists of notes payable to banks and financial institutions arising from assignments of the Company's rights, (most notably the right to receive rental payments) as lessor, at interest rates ranging from 7.8% to 13.6%. Amounts due under nonrecourse notes are obligations of the Company which are secured only by the leased equipment and assignments of lease receivables, with no recourse to any other assets of the Company. The Company is at risk, however, for the amount of residual value booked on equipment for its own portfolio in the event of a lessee default.

     Aggregate future maturities of non-recourse debt as of December 31, 1998 are as follows (in thousands):




Years ending December 31:
1999                        $698
2000                          87
2001                          91
2002                          13
                            ----

889
==========================



Recourse  debt consists of the following as of December 31, 1998 (in thousands):



                                                                December 31,
                                                                    1998

Promissory note payable to the Company's majority
   Stockholder, bearing interest at the prime rate (7.75% at
   December 31, 1998) plus 2%, principal and accrued interest
   Payable December 31, 2001, secured by substantially
   All of the assets of the Company                             $       3,978

Subordinated promissory note payable to a former
   Stockholder of the Company, bearing interest at the prime
   Rate (7.75% at December 31, 1998) plus 1%, principal and
   Accrued interest payable on demand.                                    200

Equipment line of credit with two leasing companies, aggregate
   Monthly payments of $2,183 and leases expiring from
   November 2000 to January 2001                                           56
                                                                -------------
                                                                        4,234
Less - current portion                                                  4,198
                                                                -------------

                                                                $          36
                                                                =============



Aggregate future maturities of recourse debt as of December 31, 1998 are as follows (in thousands):



Years ending December 31:
1999                        $  220
2000                            23
2001                         3,985
2002                             6
                            ------

4,234
==========================








10.     Income  Taxes
        -------------

     The provision (benefit) for income taxes consists of the following (in thousands):



1998             1997

Current:
        Federal  $----  $----
        State     ----     13

Deferred:
        Federal   ----   ----
        State     ----   ----
                 -----  -----

    $----        $  13
===============  =====



A reconciliation of the rate used for the provision (benefit) for income taxes is as follows:



                                                     1998    1997
                                                    ------  ------

Tax benefit at statutory rate                        34.0%   34.0%
Net operating loss carry forward benefit for which
   Utilization is not assured and other items       (34.0)  (34.0)
                                                    ------  ------

                                                      0.0%    0.0%
                                                    ======  ======



     The Company files consolidated federal income tax returns with all of its subsidiaries, with the exception of Tomahawk. As of December 31, 1998, the Company has net operating loss carryforwards of approximately $21,771,000 available for federal tax purposes, which expire in the years 2001 through 2012. In addition, at December 31, 1998, the Company has investment tax credit carryforwards for federal income tax purposes available to offset future taxes of approximately $1,855,000 expiring in the years 1999 through 2002 and minimum tax credit carryforwards for federal income tax purposes available to offset future taxes of approximately $135,000 which do not expire. For federal tax purposes, utilization of net operating losses and tax credit carryforwards will be limited in future years as a result of a greater than 50% change in ownership which occurred in July 1995.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

     The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1998 are as follows (in thousands):



                                                             December 31,
                                                                 1998
                                                            --------------

Deferred tax liabilities:
        Differences between book and tax basis of property  $         189
                                                            --------------

Deferred tax assets:
        Reserves not currently deductible                             552
        Net operating loss carryforwards                            8,708
        Tax credit carryforwards                                    1,990
        Other                                                       1,000
                                                            --------------
                Total deferred tax assets                          11,248
                                                            --------------
                                                                   11,059
Valuation allowance                                               (11,059)
                                                            --------------

Net deferred tax liability                                  $        ----
                                                            ==============



     All deferred tax liabilities and deferred tax assets (except tax credit carryforwards) are tax effected at the enacted rates for state and federal taxes. The valuation allowance relates primarily to net operating loss carryforwards and tax credit carryforwards that may not be realized. The valuation allowance decreased by $940,000 in 1998. For the year ended December
31,  1997  the  valuation  allowance  decreased  by  $1,050,000.

     The deferred tax asset is available to offset taxable income in excess of book income generated from the lease portfolio and residual values which are the principal components of the total deferred tax liabilities of $189,000 as of December 31, 1998. The deferred tax asset, net of the deferred tax liability, has been fully reserved as of December 31, 1998.

11.     Stockholders  Equity
        --------------------

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

12.     Stock  Option  Plans  and  Stock  Purchase  Plan
        ------------------------------------------------

     The Company has three stock option plans: a 1994 Stock Option Plan, a 1994 Directors' Stock Option Plan and a 1997 Stock Option Plan.

     The Company's stock option plans provide for incentive and nonqualified stock options to purchase up to an aggregate of 7,207,000 shares of the Company's Common Stock which may be granted to key contributors of the Company, including officers, directors, employees and consultants. The options are generally granted at the fair market value of the Company's Common Stock at the date of the grant, vest over a five-year period, are exercisable upon vesting and expire five years from the date of grant.

Information  with  respect  to  the  stock  option  plans  was  as  follows:



      Weighted
1994    1994    1997  1983  Average
                            Stock                            Directors       Stock         Stock      Exercise
                            Option Plan                     Option Plan   Option Plan   Option Plan     Price
                            ------------------------------  ------------  ------------  ------------  ---------

                            Outstanding, December 31, 1996    1,081,466       329,500          ----      3,244   $.18

                            Options granted                     775,000       337,500     2,245,000       ----    .51
                            Options exercised                   (15,000)         ----          ----       ----    .15
                            Options canceled and expired       (973,716)         ----          ----       ----    .18
                            Options canceled and reissued         3,244          ----          ----     (3,244)   .01
                                                            ------------  ------------  ------------  ---------  ----

                            Outstanding, December 31, 1997      870,994       667,000     2,245,000       ----    .49

                            Options granted                     355,991          ----     1,911,500       ----    .52
                            Options exercised                  (384,583)      (40,000)     (467,000)      ----    .33
                            Options canceled and expired        (59,985)         ----      (952,500)      ----    .52
                                                            ------------  ------------  ------------  ---------  ----

                            Outstanding, December 31, 1998      782,417       627,000     2,737,000       ----   $.54
                                                            ============  ============  ============  =========  ====

Additional information regarding options outstanding as of December 31, 1998 is as follows:


                                       Options Outstanding
                                       -------------------




Exercise     Number
Price       of Shares  Weighted Average Contractual Life  Exercisable Options  Date of Expiration
----------  ---------  ---------------------------------  -------------------  ------------------

0.01           1,917                               5.00                1,917                2002
0.05         112,500                               8.00              112,500                2006
0.06         112,500                               8.00              112,500                2006
0.10         364,000                               4.75              267,000         2003 - 2004
0.13          27,911                               2.59               27,911                2001
0.16           5,000                               2.59                5,000                2001
0.19          27,589                               2.59               27,589                2001
0.20         675,000                               6.15              475,000         2004 - 2007
0.25         602,000                               6.13              177,000         2004 - 2005
0.30          40,000                               4.75               40,000                2003
0.50         591,333                               6.64                 ----         2005 - 2006
0.60          40,000                               5.75                 ----                2004
0.70         120,000                               7.34                 ----         2004 - 2008
0.71          10,000                               5.75                 ----                2004
0.75         588,333                               7.64                 ----         2006 - 2007
0.80          30,000                               7.75                 ----         2004 - 2008
0.81          10,000                               6.75                 ----                2005
0.91          10,000                               7.75                 ----                2006
1.00         678,334                               9.09                 ----         2007 - 2008
1.01          10,000                               8.75                 ----                2007
1.11          10,000                               9.75                 ----                2008
1.50          40,000                               8.75                 ----         2007 - 2008
2.00          40,000                               8.75                 ----         2007 - 2008

4,146,417   1,246,417
==========  =========




     Pro  forma  information.  The Company has elected to follow APB Opinion No.
     ------------------------
25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equal or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's financial statements. SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings per share as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock options to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly differs from the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months following vesting; stock volatility 200% in 1998 and 1997; risk free interest rate, 8%, in 1998 and in 1997 and no dividends during the expected term. The forfeitures of the options are recognized as they occur. If the computed fair values of the 1997 and 1998 awards had been expensed over the vesting period of the awards, the pro forma net income in 1998 would have been $547,000 or $0.01 per share and the pro forma net loss in 1997 would have been $1,850,000 or $0.12 per share.

------
Employee  Stock  Purchase  Plan
-------------------------------

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

13.     Major  Customers
        ----------------

     The Company is engaged principally in originating and selling equipment leasing transactions. During 1998, 31% (based on original equipment cost) of the new lease transactions originated by the Company were with the one largest lessee. In addition, approximately 40% and 31% (based on original equipment cost) of equipment sold to investors in 1998 were purchased by the two largest investors. During 1997, 92% (based on original equipment cost) of the new lease transactions originated by the Company were with the one largest lessee. In addition, approximately 55% and 37% (based on original equipment cost) of equipment sold to investors in 1997 were purchased by the two largest investors.

14.     Employee  Benefit  Plan
        -----------------------

     The Company sponsors a 401(k)retirement plan (the "Plan") for the benefit of its employees. The Plan enables employees to contribute up to 15% of their annual compensation. The Company's contributions to the Plan, up to a maximum of $500 per participating employee, amounted to approximately $11,000 and $18,000 in 1998 and 1997, respectively.

15.     Acquisition
        -----------

Chancellor Asset Management Inc. ("CAM"), a wholly owned subsidiary of the Company, entered into a Management Agreement, dated August 1, 1998, as amended August 17, 1998, with M.R.B. Inc., a Georgia corporation d/b/a Tomahawk Truck Sales; Tomahawk Truck & Trailer Sales, Inc., a Florida corporation; Tomahawk Truck & Trailer Sales of Virginia, Inc., a Virginia corporation; and Tomahawk
Truck & Trailer Sales of Missouri, Inc., a Missouri corporation (collectively "Tomahawk"). The Management Agreement provided CAM with effective control of Tomahawk's operations as of August 1, 1998. Subsequently, CAM acquired all of the outstanding capital stock of Tomahawk from the two (2) sole shareholders (the "Selling Shareholders") pursuant to a Stock Purchase Agreement (the "Agreement") dated January 29, 1999.

Tomahawk is engaged in a similar line of business as CAM. Tomahawk retails and wholesales used transportation equipment, primarily tractors and trailers. Tomahawk operates five (5) retail centers in Conley, Georgia; Richmond, Virginia; Pompano Beach, Florida; Orlando, Florida; and Kansas City, Missouri. Tomahawk also operates its wholesale division from the Conley, Georgia facility. Tomahawk will operate as a wholly owned subsidiary of the Company, coordinating many operations with the Company to achieve operating efficiencies and synergies.

The purchase price paid by CAM consisted of 4,500,000 shares of Common Stock of Chancellor (valued at $.96 per share) and future cash consideration pursuant to an earn-out (the "Earn-Out") as provided for in the Agreement. The Earn-Out provides that each of the Selling Shareholders will be paid an amount equal to seven and one-half percent (7.5%) of the Adjusted Pre-Tax Earnings of Tomahawk. The Earn-Out, which is paid on a quarterly basis, begins in the fiscal year ended December 31, 1999 and ends in the fiscal year ended December 31, 2004. In connection with this Agreement, CAM loaned the Selling Shareholders a total of $500,000 pursuant to certain promissory notes payable that are payable in full on January 29, 2004.

The Agreement also: i) nominates one of the Selling Shareholders as a director of Chancellor's Board of Directors; ii) elects both of the Selling Shareholders as directors of CAM's Board of Directors; iii) provides for Employment Agreements for the Selling Shareholders over a period of five years with base salaries of $200,000 per annum; iv) prohibits the Selling Shareholders from competing against CAM or Tomahawk, or soliciting former employees and customers of Tomahawk; v) provides for Tomahawk to lease from the Selling Shareholders the Conley, Georgia facility at fair market value rents of approximately $8,500 per month; and vi) provides CAM an option to purchase from the Selling Shareholders the Conley, Georgia facility for an amount not to exceed $950,000.

This transaction has been recorded in accordance with the purchase method of accounting. As a result of the effect on the transaction of the Management Agreement, the designated date of this transaction for accounting purposes is August 1, 1998. In connection with this transaction, CAM assumed liabilities of approximately $6,414,000 and incurred acquisition costs of approximately $3,405,000. The excess of the purchase price over net assets of approximately $7,695,000 has been recorded in intangibles. Approximately $154,000 of intangibles has been amortized as of December 31, 1998.

Results of operations of Tomahawk after the acquisition date are included in the 1998 Consolidated Statement of Operations. The following pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.



Year ended December 31,                              1998      1997
--------------------------------------------------  -------  --------
In thousands, except per share amounts (unaudited)

Net revenues                                        $49,782  $31,765
Net income (loss)                                       951   (1,734)
Net income (loss) per common share                      .03     (.11)





16.     Other  Investment
        -----------------

     Other investment includes a $1 million equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120 million investment fund with the backing of the Overseas Private Investment Corporation ("OPIC") created to make direct investments in emerging companies throughout sub-Saharan Africa. Capital contributions are payable within 10 business days of a capital call pursuant to the terms of the partnership agreement. As of December 31, 1998, the Company funded $350,000 of a $1 million commitment for its 2.5% interest in NAOF and the remaining obligation of $650,000 is included in accounts payable and accrued expenses.

17.     Related  Party  Activities
        --------------------------

     The Company is provided investment banking and consulting services by an affiliate of the Company's majority stockholder, Vestex Capital Corporation ("VCC"), pursuant to a consulting agreement approved by the shareholders at the 1995 Annual Meeting of the Stockholders, as amended in July 1998. VCC provides specified services including, but not limited to, general business consulting, the development and implementation of the Company's 1997 transition and turnaround strategies, development of domestic and international business opportunities and growth strategies, identification and development of strategic alliances, support of merger and acquisition activity, debt and equity raising efforts, and other financing activities. Fees related to debt and equity transactions are up to 3.0% and 7.5%, respectively, of the amount of financing raised in addition to related expenses. VCC also provides services to the Company on operational and other matters for which it is compensated at levels negotiated with the Company.

During 1998, VCC investigated numerous strategic alliances and merger and acquisition opportunities on behalf of the Company. In connection with this activity, VCC was instrumental in the negotiation and consummation of the Lease Servicing Agreement entered into on November 1, 1998 among Chancellor Leasing Services, Riviera Finance - East Bay and United Capital and Finance LLC. Additionally, VCC identified, negotiated and closed the acquisition of MRB, Inc. d/b/a Tomahawk Truck and Trailer Sales ("Tomahawk"), a used transportation equipment retailer and wholesaler that recorded approximately $39,000,000 in revenue for the 12 month period ended December 31, 1998. VCC facilitated approximately $3,500,000 in equity and cash financing in connection with the Tomahawk acquisition. VCC continues to negotiate and manage the Company's financing, acquisition and investment efforts in the Republic of South Africa and other international opportunities. VCC was instrumental in the development and implementation of the strategy to buy-out and acquire investment grade transportation equipment portfolios. As a result of this strategy, the Company acquired portfolios valued at an original equipment cost of approximately $22,000,000. The acquisition of these portfolios was further facilitated by VCC assisting in arranging approximately $8,000,000 of financing to effect the portfolio buy-out. VCC was also instrumental in recruiting and attracting key employees to the Company. Additionally, VCC provided these key employees warrants to purchase Chancellor common stock, beneficially owned by VCC and valued at approximately $4,500,000. Certain of these key employees were also issued an additional 500,000 shares of the Company's stock from VCC's beneficial holdings. VCC's activities provided sources of funding to the Company of approximately $6,500,000, and $300,000 for fees for services and reimbursable expenses, respectively, converted into debt and equity instruments of the Company. This included the purchase of 1,946,146 shares of the Company's common stock at a price of $.69 per share. Additionally, VCC infused approximately $1,200,000 of cash into or on behalf of the Company during 1998. As a result, in part, of VCC's activities and services provided, the Company's net worth increased to $7,007,000 at December 31, 1998 from $227,000 as of December 31, 1997 and from an approximate $12,000,000 negative net worth as of December 31, 1996.

     During 1998, in connection with VCC's consulting agreement for the various activities as previously discussed, VCC received cash payments of approximately $1,390,000. The Company recorded consulting expenses of approximately $255,000. In connection with various financing, investment and acquisition transactions the Company capitalized costs charged by VCC of approximately $6,803,000. Approximately $3,439,000 of VCC's cash advances, loans and costs accrued were converted into a three-year note payable, bearing interest at the prime rate plus 2 percent (9.75% as of December 31, 1998).

Chancellor has entered into two lease transactions with Kent International ("Kent"), a company owned 50 percent by a director of the Company. Total original equipment cost for these transactions amount to approximately $144,000. During 1997, the Company loaned Kent $128,500. The loan is repaid in equal monthly installments of $5,296 and matures December 1999. The loan bears interest at 15 percent per annum. As of December 31, 1998, Kent was in default of the loan. As of December 31, 1998, the outstanding balance on the loan is approximately $62,000.

18.     Commitments  and  Contingencies
        -------------------------------

     The Company rents its corporate offices under a five-year non-cancelable lease. In addition, the Company leases regional marketing offices at three locations along the east coast. The future minimum rental commitments are as follows (in thousands):


                            Years ending December 31:


1999    $359
2000     300
2001     233
2002     201
2003     102
        ----

1,195
======


     Rental expense, net of abatements, for the years ended December 31, 1998 and 1997 amounted to approximately $421,000, and $194,000, respectively. Rental expense paid to related parties was approximately $80,000 for the year ended December 31, 1998.

     The Company undertook a review of its trust portfolio, including consultation with legal counsel and industry consultants, and determined that it had not been recovering costs associated with administering the trusts. Management's review determined that approximately $22,000,000 of costs for periods prior to 1997 had not been recovered from the trusts. The Company has recorded approximately $1,498,000 and $994,000 of cost recoveries in the years ended December 31, 1998 and 1997, respectively. For periods prior to 1997, $1,868,000 was recovered. Management makes no representations concerning the Company's ability to recover any further costs for periods prior to 1997. Further recoveries for periods prior to 1997 are contingent upon the current status of the specific trusts and the Company's level of recovery efforts. Consequently, the Company will record any further recoveries as income in the period in which collection is assured.

19.     Legal  Proceedings

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

The Board of Directors of Chancellor Corporation voted to remove Mr. Ernest L. Rolls as a Director and Vice Chairman of the Board effective March 10, 1998. The reasons cited by the Board for removing Mr. Rolls included breach of his fiduciary duties of care and loyalty, Mr. Rolls' suspected self-dealing and his failure to provide a total of $7.5 million in financing that he represented to the Board he would provide. The Board also believed that a suit filed by Mr.
Rolls was an attempt by Mr. Rolls to jeopardize the Company's strategic alliances and other activities that are currently being negotiated.

In the normal course of its business, the Company is from time to time subject to litigation. Management does not expect that the outcome of any of these actions, or the actions as noted above, will have a material adverse impact on the Company, its business or its consolidated financial position or results of operations.

20.     Operating  Segments
        -------------------

     The Company operates in two primary business segments: 1) sales of transportation equipment and 2) leasing activity, as follows (in thousands):




                               Years Ended December 31,
                               ------------------------
                                  1998          1997
                                  ----          ----



Sales of Transportation Equipment:
---------------------------------------------------

      Revenues                                       $25,096  $----
      Cost and expenses:
            Cost of transportation equipment          21,731   ----
            Selling, general and administrative        2,441   ----
            Interest expense                             142   ----
            Depreciation and amortization                 19   ----
                                                     $24,333  $----
                                                     =======  =====


      Income from sales of transportation equipment  $   763  $----
                                                     =======  =====


Total transportation equipment assets
   As of December 31, 1998                           $11,468
                                                     =======


                               Years Ended December 31,
                               ------------------------
                                  1998          1997
                                  ----          ----



Leasing Activity
-------------------------------------------------

      Revenues:
            Leasing activity                       $ 3,907  $3,724
            Interest income                            195      44
            Other income                               441     665
                                                     4,543   4,433
                                                   -------  ------

      Costs and expenses:
            Selling, general and administrative      3,613   6,412
            Interest expense                           201     281
            Depreciation and amortization              642     459
                                                     4,456   7,152
                                                   -------  ------

      Income (loss) from leasing activity          $    87       (  $2,719)
                                                   =======          =======

Total leasing assets as of December 31, 1998       $13,648
                                                   =======

      Income (loss) before extraordinary item and
            provision (benefit) for income taxes   $   850       (  $2,719)
                                                   =======          =======



Domestic  and  Foreign  Operations

The Company has foreign operating segments in Russia and the Republic of South Africa. Operating income from these operations for the year ended December 31, 1998 was approximately $13,000 in Russia and $96,000 in the Republic of South Africa. Foreign assets and U.S. assets collateralized by equipment in Russia and the Republic of South Africa are approximately $3,902,000 as of December 31, 1998. The assets, which include intangibles and a note receivable, are recoverable or collectable in U.S. dollars.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     CHANCELLOR  CORPORATION
Dated:  April  15,  1999

     By:  /s/  Brian  M.  Adley
        -----------------------
     Brian  M.  Adley
Chairman  of  the  Board  and  Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  April  15,  1999     By:  /s/  Brian  M.  Adley
                                -----------------------
                                      Brian  M.  Adley
                                      Chairman  of  the  Board  and  Director
                                      (Principle  Executive  Officer)


Dated  April  15,  1999
                            By:  /s/  Franklyn  E.  Churchill
                                ------------------------------
                                      Franklyn  E.  Churchill
                                      President


Dated:  April  15,  1999     By:  /s/  Rudolph  Peselman
                                ------------------------
                                       Rudolph  Peselman
                                       Director


Dated:  April  15,  1999     By:  /s/  Michael  J.  Marchese
                                ----------------------------
                                       Michael  J.  Marchese
                                       Director


Dated:  April  15,  1999     By:  /s/  Jonathan  C.  Ezrin
                                --------------------------
                                       Jonathan  C.  Ezrin
                                       Corporate  Controller
                                       (Principal  Accounting  Officer)