Form 10QSB
period 1999-03-31
CHANCELLOR CORP
filed 1999-05-13
CIK 724051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  March  31,  1999

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


As of April 30, 1999, 43,365,536 shares of Common Stock, $.01 par value per share and 5,000,000 shares of Series AA Convertible Preferred Stock, $.01 par value per share (with a liquidation preference of $.50 per share or $2,500,000) were outstanding. Aggregate market value of the voting stock held by non-affiliates of the issuer as of April 30, 1999 was approximately $9,060,000. Aggregate market value of the total voting stock of the issuer as of April 30, 1999 was approximately $27,103,000.

                                        1
                     CHANCELLOR CORPORATION AND SUBSIDIARIES

                                                       Page
Part  I.     Financial  Information

     Item  1.     Financial  Statements

          Condensed  Consolidated  Balance  Sheets  as
             of  March  31,  1999  and December 31, 1998                       2

          Condensed  Consolidated  Statements  of  Operations  for
             the  Three  Months Ended March 31, 1999 and 1998                  3

          Condensed  Consolidated  Statements  of  Cash  Flows  for
             the  Three  Months Ended March 31, 1999 and 1998                  4

          Notes  to  Condensed  Consolidated  Financial  Statements            5


     Item  2.     Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of Operations                            6


Part  II.     Other  Information                                              10

     Item  1.     Legal  Proceedings

     Item  2.     Changes  in  Securities

     Item  3.     Defaults  Upon  Senior  Securities

     Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     Item  5.     Other  Information

     Item  6.     Exhibits  and  Reports  on  Form  8-K



Signatures                                                                    11

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                                        2

                              CHANCELLOR CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands, Except per Share Data)



                                                                        MARCH 31,    DECEMBER 31,
                                                                          1999           1998
                                                                       -----------  --------------
                                                                       (unaudited)

ASSETS

   Cash and cash equivalents                                           $    1,738   $         644
   Receivables, net                                                         4,053           3,255
   Inventory                                                               10,201          10,758
   Net investment in direct finance leases                                    306             359
   Equipment on operating lease, net of accumulated depreciation
     of $2,344 and $2,351                                                   2,154             702
   Residual values, net                                                       205             219
   Furniture and equipment, net of accumulated depreciation
     of $1,380 and $1,290                                                     917             999
   Other investments                                                        3,685           3,681
   Intangibles, net                                                         7,473           7,541
   Other assets, net                                                        1,902           1,411
                                                                       -----------  --------------

                                                                       $   32,634   $      29,569
                                                                       ===========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses                               $    6,771   $       6,366
   Deferred reimburseable expenses                                            848           1,068
   Indebtedness:
     Revolving credit line                                                  8,720           9,063
     Notes -payable                                                           740             942
     Nonrecourse                                                              765             889
     Recourse                                                               7,590           4,234
          Total liabilities                                                25,434          22,562
                                                                       -----------  --------------


Stockholders' equity:
   Prefered Stock, $.01 par value, 20,000,000 shares authorized:
     Convertible Series AA, 5,000,000  shares issued and outstanding           50              50
     Convertible Series B, 2,000,000 shares authorized,
       none issued and outstanding                                            ---             ---
   Common stock, $.01 par value; 75,000,000 shares authorized,
     43,344,493 and 43,041,895 shares issued and outstanding                  433             430
   Additional paid-in capital                                              34,280          34,217
   Accumulated deficit                                                    (27,563)        (27,690)
                                                                            7,200           7,007
                                                                       -----------  --------------

                                                                       $   32,634   $      29,569
                                                                       ===========  ==============


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                                        3


                              CHANCELLOR CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In Thousands, Except Per Share Data)


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                     1999                  1998
                                                        ------------------------------  -----------
                                                                  (unaudited)           (unaudited)

Revenues:
   Transportation equipment sales                       $                       12,268  $      ----
   Rental income                                                                   458           96
   Lease underwriting income                                                        10            9
   Direct finance lease income                                                      15           36
   Interest income                                                                  80           18
   Gains from portfolio remarketing                                                251           82
   Fees from remarketing activities                                                237          423
   Other income                                                                     71           18
                                                                                13,390          682
                                                        ------------------------------  -----------

Costs and expenses:
   Cost of transportation equipment sales                                        9,871         ----
   Selling, general and administrative                                           2,807          530
   Interest expense                                                                183           21
   Depreciation and amortization                                                   360          104
                                                                                13,221          655
                                                        ------------------------------  -----------

                                                                                   169           27
Provision for income taxes                                                          42         ----
                                                        ------------------------------  -----------

Net income                                              $                          127  $        27
                                                        ==============================  ===========

Basic net income per share                              $                          .00  $       .00
                                                        ==============================  ===========

Diluted net income per share                            $                          .00  $       .00
                                                        ==============================  ===========

Shares used in computing basic net income per share                         43,240,194   25,403,127
                                                        ==============================  ===========

Shares used in computing diluted net income per share                       59,403,596   25,403,127
                                                        ==============================  ===========



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                                        4


                                  CHANCELLOR CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In Thousands)


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                1999                 1998
                                                                   ------------------------------  --------
                                                                             (unaudited)        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $                         127   $    27
                                                                   ------------------------------  --------
   Adjustments to reconcile net income (loss) to
      net cash used by operating activities:
      Depreciation and amortization                                                          360       104
      Residual value estimate realizations and
         reductions, net of additions                                                         14        17
      Changes in assets and liabilities:
            (Increase) decrease in receivables                                              (797)      370
            Decrease in inventory                                                            557      ----
            Increase (decrease) in accounts payable and accrued
               expenses                                                                      405      (265)
            Decrease in deferred reimburseable expenses                                     (220)     ----
                                                                   ------------------------------  --------
                                                                                             319       226
                                                                   ------------------------------  --------
                Net cash provided by operating activities                                    446       253
                                                                   ------------------------------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net investments in direct finance leases                                                   52       (97)
   Equipment on operating lease                                                           (1,444)     (442)
   Net change in cash restricted                                                            ----     2,207
   Additions to furniture and equipment, net                                                 (24)      (40)
   Increase in intangibles, net                                                             (229)     ----
   Net change in other assets                                                               (459)   (1,614)
                Net cash provided (used) by investing activities                          (2,104)       14
                                                                   ------------------------------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving line of credit                                            (343)     ----
   Increase in notes payable                                                                 200      ----
   Increase in indebtedness - recourse                                                     3,746      ----
   Repayments of notes payable                                                              (287)     ----
   Repayments of indebtedness - nonrecourse                                                 (124)      (88)
   Repayments of indebtedness - recourse                                                    (505)      (32)
   Issuance of common stock, net                                                              65      ----
                Net cash provided (used) by financing activities                           2,752      (120)
                                                                   ------------------------------  --------

Net increase in cash and cash equivalents                                                  1,094       147
Cash and cash equivalents at beginning of period                                             644        97
Cash and cash equivalents at end of period                         $                       1,738   $   244
                                                                   ==============================  ========

Cash paid for interest                                             $                         197   $    21
                                                                   ==============================  ========

CHANCELLOR  CORPORATION

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

CHANCELLOR  CORPORATION

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
5

1.     BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosure required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-KSB. The results for the interim period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

2.     LOAN  AGREEMENT

In connection with the purchase of certain transportation equipment (the "Equipment") on lease to certain lessees, the Company entered into a $2,500,000 loan agreement (the "Loan") with a financial institution (the "Lender"). The Loan provides for the payment of twenty-four equal monthly installments, beginning May 1, 1999, of principal in the approximate amount of $104,000 and interest at 3.75% plus the average of the one (1) and two (2) month London Interbank Offered Rates. In addition, proceeds from the sale of the Equipment will be paid to the Lender as additional principal reduction up to $1,034,000. In connection with the Loan, the lender retained $300,000 as a security deposit to secure repayment of the Loan. The Loan is secured by all of the Equipment and the lease contracts specifically associated with this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS

     Revenues. Total revenues for the three-month period ended March 31, 1999 was $13,390,000 as compared to $682,000 for the corresponding prior period, an increase of $12,708,000 or 1,863.3%. For the three-month period ended March 31, 1999, transportation equipment sales were $12,268,000 as compared to no sales for the corresponding prior period. This significant revenue stream from transportation equipment sales is primarily attributable to significant sales of used transportation equipment through the operating activities of the Company's wholly owned subsidiary, Chancellor Asset Management Inc. ("CAM"). CAM's used transportation equipment retail and wholesale business unit accounted for approximately $10,797,000 of used transportation equipment sales. CAM's revenues from the sales of used transportation equipment for the three month period ended March 31, 1999 increased by $2,434,000 or 22.5% as compared to the corresponding period for 1998. The increase in revenues provided by CAM is primarily a result of the full ramp-up of its Richmond, Virginia retail center, the addition of its Kansas City, Missouri retail center in late 1998, and increased lines of credit in the latter half of 1998 enabling increased purchase of inventory for both wholesale and retail sales. Through CAM, the Company seeks to continue to expand its retail centers geographically. The Company also seeks to utilize the competitive advantage provided by its access to retail pricing for residual values of its leased equipment to increase competitiveness within the Company's lease origination business unit. For the three-month period ended March 31, 1999, rental income increased by $362,000 or 377.1% as compared to the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several leases from trust portfolios administered by the Company. For the three month period ended March 31, 1999, lease underwriting income increased by $1,000 or 11.1% and direct finance lease income decreased by $21,000 or 58.3%, both as compared to the corresponding prior period. This resulted in a net decrease in lease origination activity of $20,000 or 44.4%. The Company is in the final phase of its lease origination rebuilding process, having completed the addition of key senior management and sales personnel, and development of strategic alliances to provide future growth in this area. For the three-month period ended March 31, 1999, interest income increased by $62,000 or 344.4% as compared to the corresponding prior period. The increase is primarily attributable to interest earned in connection with the Company's investment of approximately $1,475,000 in a South Africa based manufacturer and lessor of transportation equipment. For the three-month period ended March 31, 1999, gains from portfolio remarketing increased by $169,000 or 206.1% as compared to the corresponding prior period. The increase in gains from portfolio remarketing is attributable to the increase in portfolio assets acquired in connection with the purchase of several leases from trust portfolios administered by the Company, which were made available for sale upon termination of certain leases. For the three-month period ended March 31, 1999, fees from remarketing activities decreased by $186,000 or 44.0% as compared to the corresponding prior period. This decrease is attributable, in part, to a diminishing level of trust portfolio assets available for remarketing from which the Company derives a significant portion of its remarketing fees. For the three-month period ended March 31, 1999, other income increased by $53,000 or 294.4% as compared to the corresponding prior period. The increase is primarily attributable to the recovery of approximately $67,000 of fees from a former lessee of the Company.

     Costs and Expenses. Total costs and expenses for the three-month period ended March 31, 1999 was $13,221,000 as compared to $655,000 for the corresponding prior period, an increase of $12,566,000 or 1,918.5%. The significant increase is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales was $9,871,000 for the three-month period ended March 31, 1999 and resulted in an overall gross margin of 19.5%. Selling, general and administrative expenses for the three-month period ended March 31, 1999 was $2,807,000 as compared to $530,000 for the corresponding prior period, an increase of $2,277,000 or 429.6%. For the three-month period ended March 31, 1999, selling, general and administrative expenses included recovered reimbursable trust administration costs of approximately $547,000 as compared to $415,000 for the corresponding prior period. Approximately $1,595,000 of the increase in selling, general and administrative expenses for the three-month period ended March 31, 1999 is a result of normal operating expenses incurred by CAM and CAM's newly acquired retail and wholesale business unit, Tomahawk, whose operations were consolidated with the Company's as of the August 1, 1998 acquisition date. Net of the reimbursable trust administration costs and the effect of the CAM expenses, selling, general and administrative expenses increased to $1,759,000 for the three-month period ended March 31, 1999 as compared to $944,000 for the corresponding prior period, an increase of $815,000 or 86.3%. The increase in selling, general and administrative expenses reflects the effect of the Company's growth strategy implementation that included, in part, significant costs associated with the addition of senior management, sales and staff personnel.

Interest expense for the three-month period ended March 31, 1999 was $183,000 as compared to $21,000 for the corresponding prior period, an increase of $162,000 or 771.4%. This increase is primarily a result of increased interest expense associated with CAM's revolving credit line with a financial institution utilized for inventory floor planning and interest accrued on the Company's recourse debt.

     Depreciation and amortization expense for the three-month period ended March 31, 1999 was $360,000 as compared to $104,000 for the corresponding prior period, an increase of $256,000 or 246.2%. The increase is primarily due to the amortization of intangible assets associated with the acquisition of Tomahawk by CAM.

          Net Income. Net income for the three-month period ended March 31, 1999 was $127,000 as compared to $27,000 for the corresponding prior period, an increase of $100,000 or 370.4%. The increase in net income is attributable to the significant increase in revenues, primarily from the retail and wholesale of used transportation equipment, the buy-out of leases from trust portfolios, and continued improvements in the containment of costs. Net income per share (basic and diluted) was $0.00 per share for the three-month periods ended March 31, 1999 and 1998.


LIQUIDITY  AND  CAPITAL  RESOURCES


     The Company recognized a net increase in cash and cash equivalents for the three-month period ended March 31, 1999 of $1,094,000. Operating activities provided cash of $446,000 during the three-month period ended March 31, 1999 and is primarily a result of increased sales of used transportation equipment inventory, normal increases in accounts payable associated with inventory and operating purchases, and offset by increases in accounts receivables. Investing activities used cash of $2,104,000 during the three-month period ended March 31, 1999 and is primarily a result of the acquisition of approximately $1,444,000 of net operating leases that were bought out from a trust and a $300,000 security deposit with a bank in connection with a loan agreement for $2,500,000 entered into between the Company and a financing institution. Financing activities provided cash of $2,752,000 during the three-month period ended March 31, 1999 and is primarily a result of net increases of approximately $835,000 in recourse debt provided by Vestex Capital Corporation, the Company's majority stockholder, and a loan from a financing institution in the amount of $2,500,000. Cash and cash equivalents were $1,738,000 at March 31, 1999 as compared to $644,000 at December 31, 1998, an increase of $1,094,000 or 169.9%.

     The Company undertook a review of its trust portfolio, including consultation with legal counsel and industry consultants, and determined that it had not been recovering costs associated with administering the trusts. Management's review determined that approximately $22,000,000 of costs for periods prior to 1997 had not been recovered from the trusts. The Company has recorded approximately $547,000 and $415,000 of cost recoveries in the three-month periods ended March 31, 1999 and 1998, respectively.

In connection with the purchase of certain transportation equipment (the "Equipment") on lease to certain lessees, the Company entered into a $2,500,000 loan agreement (the "Loan") with a financial institution (the "Lender"). The Loan provides for the payment of twenty-four equal monthly installments, beginning May 1, 1999, of principal in the approximate amount of $104,000 and interest at 3.75% plus the average of the one (1) and two (2) month London Interbank Offered Rates. In addition, proceeds from the sale of the Equipment will be paid to the Lender as additional principal reduction up to $1,034,000. In connection with the Loan, the lender retained $300,000 as a security deposit to secure repayment of the Loan. The Loan is secured by all of the Equipment and the lease contracts specifically associated with this transaction.

The Company also maintains a revolving line of credit agreement with a financial institution whereby CAM can borrow up to $7,500,000 to floor plan used transportation equipment inventory. The balance outstanding under this revolving line of credit agreement is approximately $5,375,000 as of March 31, 1999. In addition, during 1998, CAM entered into a special purpose financing agreement with the same institution to floor plan additional used transportation equipment inventory in the approximate amount of $4,500,000. The balance outstanding under this special purpose financing agreement is approximately $2,780,000 as of March 31, 1999.

          The Company's ability to underwrite equipment lease transactions is largely dependent upon the availability of short-term warehouse lines of credit. Management is engaged in continuing dialogue with several inventory lenders which appear to be interested in providing the Company with warehouse financing. If the Company experiences delays in putting warehouse facilities in place, the Company transacts deals by coterminous negotiation of lease transactions with customers and financing with institutions upon which it obtains a fee as the intermediary of up to 3% of the amount of financing.

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

     The Company plans to dedicate substantial resources toward the further development and improvement of its remarketing, retailing and wholesaling capabilities. The Company's strategy is to further exploit its remarketing expertise by continuing to develop its ability to sell remarketing services to other lessors, fleet owners, and lessees. The Company plans also to create a dealer capability under which the Company would buy and resell fleet equipment. The Company anticipates expanding its used transportation equipment retail and wholesale capabilities through the addition of retail centers geographically through internal growth and acquisitions. The Company's retail and wholesale capabilities have been greatly improved through CAM's strategic acquisition of Tomahawk. This improved capability will be used as a competitive advantage that will enable the Company to provide a "total holding cost" concept when competing for new lease origination deals. The Company's retail and wholesale business unit will provide improved outlets for other lessors, financial institutions, and fleet owners to dispose of used transportation equipment and sources of quality used transportation equipment for fleet owners and owner-operators. The Company will also aggressively promote its Internet capabilities to further promote its business activities and as an e-commerce tool.

     In August 1997, the Company committed to make a $1 million equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120 million investment fund composed of $40 million from equity participants including the Company, and $80 million in debt financing provided by the Overseas Private Investment Corporation ("OPIC"), an independent U.S. government agency. The purpose of the fund is to make direct investments in emerging companies throughout Africa. As of March 31, 1999, the Company had funded approximately $350,000 and is obligated to provide additional funding in the approximate amount of $650,000. The Company has additionally invested approximately $1,475,000 into one of NAOF's portfolio investee companies. The Company continues to negotiate further strategic opportunities with this investee company.

          The Company's renewal or replacement of expired lines, its expected access to the public and private securities markets, both debt and equity, anticipated new lines of credit (both short-term and long-term and recourse and non-recourse), anticipated long-term financing of individual significant lease transactions, and its estimated cash flows from operations are anticipated to provide adequate capital to fund the Company's operations for the next twelve months. Although no assurances can be given, the Company expects to be able to renew or timely replace expired lines of credit, to expand currently existing lines for inventory floor planning, to continue to have access to the public and private securities markets, both debt and equity, and to be able to enter into new lines of credit and individual financing transactions.


IMPACT  OF  THE  YEAR  2000  ISSUE

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

The cost of bringing the Company in full compliance should not result in a material increase in the recent levels of capital spending or any material one-time expenses. The Company has spent approximately $160,000 in modernizing its IT system, including compliance with Y2K requirements. The Company anticipates spending approximately $200,000 during fiscal 1999 to complete the modernization of its IT system.

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

          The preceding discussion contains forward looking information within the meaning of Section 21E of the Exchange Act. This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein. Actual results may differ materially from such projected information due to changes in the underlying assumptions.

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

                           PART II.  OTHER INFORMATION

Item  1.     Legal  Proceedings

     The Company is involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

Item  2.     Changes  in  Securities
     None

Item  3.     Defaults  Under  Senior  Securities
     None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
     None

Item  5.     Other  Information
     None

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits:

10.1 Loan and Security Agreement No. 7622, dated March 31, 1999, by and between Phoenixcor, Inc., Chancellor Corporation and Chancellor Fleet Corporation.

10.2 Pledge and Security Agreement, dated March 31, 1999, by and between Phoenixcor, Inc., Chancellor Corporation and Chancellor Fleet Corporation.

10.3     Promissory  Note  to  Loan and Security Agreement No. 7622, dated March
31, 1999, in the original principal amount of $2,500,000 from Chancellor Corporation to Phoenixcor, Inc.

THE ENCLOSED FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CHANCELLOR CORPORATION FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

27     Financial  Data  Schedule  for  period  ended  March  31,  1999.

(b)     Reports  on  Form  8-K:

     Current  Report  on  Form  8-K,  dated  February  10,  1999
     Current  Report  on  Form  8-K,  dated  March  4,  1999
     Current  Report  on  Form  8-K/A,  dated  March  22,  1999
     Current  Report  on  Form  8-K/A,  dated  April  13,  1999

                             CHANCELLOR CORPORATION
11


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


                    CHANCELLOR  CORPORATION


               /s/  Brian  M.  Adley
               ---------------------
                    Brian  M.  Adley
                    Chairman  of  the  Board  and  Director
                    (Principle  Executive  Officer)

                    /s/  Franklyn  E.  Churchill
                    ----------------------------
                    Franklyn  E.  Churchill
                    President

                    /s/  Jonathan  C.  Ezrin
                    ------------------------
                    Jonathan  C.  Ezrin
                    Corporate  Controller
                    (Principle  Accounting  Officer)


DATE:  May  13,  1999