Form 10QSB
period 1999-06-30
CHANCELLOR CORP
filed 1999-08-16
CIK 724051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  June  30,  1999

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

As of August 13, 1999, 53,362,786 shares of Common Stock, $.01 par value per share and 5,000,000 shares of Series AA Convertible Preferred Stock, $.01 par value per share (with a liquidation preference of $.50 per share or $2,500,000) were outstanding. Aggregate market value of the voting stock held by non-affiliates of the issuer as of August 13, 1999 was approximately $11,020,410. Aggregate market value of the total voting stock of the issuer as of August 13, 1999 was approximately $40,172,090.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES

                                                                                            Page
Part I.     Financial Information

            Item 1.                Financial Statements

                                   Condensed Consolidated Balance Sheet as
                                     of June 30, 1999 and December 31, 1998                    2

                                   Condensed Consolidated Statements of Operations for the
                                     Three and Six Months Ended June 30, 1999 and 1998         3

                                   Condensed Consolidated Statements of Cash Flows for the
                                     Six Months Ended June 30, 1999 and 1998                   4

                                   Notes to Condensed Consolidated Financial Statements        5


            Item 2.                Management's Discussion and Analysis of Financial
                                     Condition and Results of Operations                       6



Part II.    Other Information                                                                 12

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

                             CHANCELLOR CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In Thousands)


                                                                        June 30,    December 31,
                                                                          1999          1998
                                                                       ----------  --------------
                                                                       (unaudited)
ASSETS

   Cash and cash equivalents                                           $   1,169   $         644
   Receivables, net                                                        6,027           3,255
   Inventory                                                              10,389          10,758
   Net investment in direct finance leases                                   434             359
   Equipment on operating lease, net of accumulated depreciation
     of $2,292 and $2,351                                                  2,560             702
   Residual values, net                                                      214             219
   Furniture and equipment, net of accumulated depreciation
     of $1,463 and $1,290                                                    955             999
   Long term investments                                                   5,407           3,681
   Intangibles, net                                                        7,357           7,541
   Other assets, net                                                       1,540           1,411
                                                                       ----------  --------------

                                                                       $  36,052   $      29,569
                                                                       ==========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses                               $   6,152   $       6,366
   Deferred reimburseable expenses                                         4,122           1,068
   Indebtedness:
     Revolving credit line                                                 8,270           9,063
     Notes -payable                                                          466             942
     Nonrecourse                                                             572             889
     Recourse                                                              6,747           4,234
                                                                       ----------  --------------
          Total liabilities                                               26,329          22,562
                                                                       ----------  --------------


Stockholders' equity:
   Prefered Stock, $.01 par value, 20,000,000 shares authorized:
     Convertible Series AA, 5,000,000  shares issued and outstanding          50              50
     Convertible Series B, 2,000,000 shares authorized,
       none issued and outstanding                                           ---             ---
   Common stock, $.01 par value; 75,000,000 shares authorized,
     53,358,786 and 43,041,895 shares issued and outstanding                 533             430
   Additional paid-in capital                                             36,155          34,217
   Accumulated deficit                                                   (27,015)        (27,690)
                                                                       ----------  --------------
                                                                           9,723           7,007
                                                                       ----------  --------------

                                                                       $  36,052   $      29,569
                                                                       ==========  ==============


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                                   CHANCELLOR CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (In Thousands, Except Per Share Data)


                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                            1999          1998          1999         1998
                                                        ------------  ------------  ------------  -----------
                                                         (unaudited)   (unaudited)   (unaudited)  (unaudited)
Revenues:

  Transportation equipment sales                        $     14,223  $        481  $     26,490  $       972
  Rental income                                                  316           290           774          411
  Lease underwriting income                                       17            34            27           34
  Direct finance lease income                                     28            31            42           67
  Interest income                                                470            14           551           32
  Gains from portfolio remarketing                               323           227           574          308
  Fees from remarketing activities                               446           314           683          554
  Other income                                                    11            27            82           45
                                                        ------------  ------------  ------------  -----------
                                                        $     15,834  $      1,418  $     29,223  $     2,423
                                                        ------------  ------------  ------------  -----------

Costs and expenses:

  Cost of transportation equipment sales                      11,500           362        21,372          669
  Selling, general and administrative                          3,135           883         5,941        1,419
  Interest expense                                               262            19           445           40
  Depreciation and amortization                                  374           120           734          235
                                                        ------------  ------------  ------------  -----------
                                                              15,271         1,384        28,492        2,363
                                                        ------------  ------------  ------------  -----------

Earnings before taxes                                            563            34           731           60
                                                        ------------  ------------  ------------  -----------

Provision for income taxes                                        14             -            56            -

Net Income                                              $        549  $         34  $        675  $        60
                                                        ============  ============  ============  ===========

Basic net income per share                              $       0.01  $       0.00  $       0.01  $      0.00
                                                        ============  ============  ============  ===========

Diluted net income per share                            $       0.01  $       0.00  $       0.01  $      0.00
                                                        ============  ============  ============  ===========

Shares used in computing basic net income per share       48,300,550    35,032,242    46,039,725   33,168,387

Shares used in computing diluted net income per share     54,363,952    51,032,242    52,203,127   49,168,387


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                   Six Months Ended June 30,
                                                                       1999        1998
                                                                   ------------  --------
                                                                    (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $       675   $    60
                                                                   ------------  --------
   Adjustments to reconcile net income to
      net cash used by operating activities:
      Depreciation and amortization                                        734       120
      Residual value estimate realizations and
         reductions, net of additions                                        5        24
      Changes in assets and liabilities:
            (Increase) decrease in receivables                          (2,772)      490
            Decrease (increase) in inventory                               369      (222)
            Decrease in accounts payable and accrued
               expenses                                                   (213)   (1,038)
            Increase in deferred reimburseable expenses                  3,054      ----
                                                                   ------------  --------
                                                                         1,177      (626)
                                                                   ------------  --------
                Net cash provided (used) by operating activities         1,852      (566)
                                                                   ------------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net investments in direct finance leases                                (75)       57
   Equipment on operating lease                                         (1,977)     (325)
   Net change in cash restricted                                          ----     2,282
   Additions to furniture and equipment, net                              (138)      (85)
   Increase in intangibles, net                                           (249)     ----
   Net change in other assets                                           (1,855)   (1,425)
                                                                   ------------  --------
                Net cash provided (used) by investing activities        (4,294)      504
                                                                   ------------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving line of credit                          (792)     ----
   Increase in notes payable                                               200      ----
   Increase in indebtedness - recourse                                   4,700       225
   Repayments of notes payable                                            (676)     ----
   Repayments of indebtedness - nonrecourse                               (317)     (162)
   Repayments of indebtedness - recourse                                (2,189)       (8)
   Issuance of common stock, net                                         2,041         5
                                                                   ------------  --------
                Net cash provided (used) by financing activities         2,967        60
                                                                   ------------  --------

Net increase (decrease) in cash and cash equivalents                       525        (2)
Cash and cash equivalents at beginning of period                           644        97
                                                                   ------------  --------
Cash and cash equivalents at end of period                         $     1,169   $    95
                                                                   ============  ========

Cash paid for interest                                             $       846   $    13
                                                                   ============  ========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)


1.     BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosure required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results for the interim period ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

2.     LOAN  AGREEMENT

In connection with the purchase of certain transportation equipment (the "Equipment") on lease to certain lessees, the Company entered into a $2,500,000 loan agreement (the "Loan") with a financial institution (the "Lender") in March 1999. The Loan provides for the payment of twenty-four equal monthly installments, beginning May 1, 1999, of principal in the approximate amount of $104,000 and interest at 3.75% plus the average of the one (1) and two (2) month London Interbank Offered Rates. In addition, proceeds from the sale of the Equipment will be paid to the Lender as additional principal reduction up to $1,034,000. In connection with the Loan, the lender retained $300,000 as a deposit to secure repayment of the Loan. The Loan is secured by all of the Equipment and the lease contracts specifically associated with this transaction.

3.     DISTRIBUTION  RIGHTS

     During the quarter ended June 30, 1999, an affiliate of the Company obtained exclusive worldwide distribution rights for certain products, including, but not limited to, trucks, tractor trailers, buses and other products, manufactured by a closely held South African company for approximately
$4.0  million     inclusive  of  all  costs.

4.     COMMON  STOCK  ISSUED

     During the quarter ended June 30, 1999, the Company's major shareholder was issued ten (10) million shares of additional common stock as a result of the exercise of a stock purchase warrant in exchange of payment of $2,000,000 of recourse debt.

5.     SUBSEQUENT  EVENTS

     Subsequent  to  June  30,  1999,  the  Company  formalized  a  strategic
investment/alliance  with  a  South     African  manufacturer  and  New  Africa
Opportunity  Fund  "NAOF"  whereby a series of preferred stock of     Chancellor
Corporation may be issued in exchange for a minority interest in the South African company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS

Three  Month  Period  Ended  June  30,  1999  vs.  June  30,  1998

     Revenues. Total revenues for the three-month period ended June 30, 1999 was $15,834,000 as compared to $1,418,000 for the corresponding prior period, an increase of $14,416,000 or 1,016.6%. For the three-month period ended June 30, 1999, transportation equipment sales were $14,223,000 as compared to $481,000 for the corresponding prior period, an increase of $13,742,000 or 2,857%. This significant revenue stream from transportation equipment sales is primarily attributable to sales of used transportation equipment through the operating activities of the Company's wholly owned subsidiary, Chancellor Asset Management Inc. ("CAM"). CAM's used transportation equipment retail and wholesale business units accounted for approximately $13,310,000 of used transportation equipment sales. CAM's revenues from the sales of used transportation equipment for the three month period ended June 30, 1999 increased by $2,873,000 or 27.5% as compared to the corresponding period for 1998. The increase in revenues provided by CAM is primarily a result of its six different retail sales centers located in Atlanta, Georgia; Elizabeth, New Jersey; Kansas City, Missouri; Orlando, Florida; Pompano Beach, Florida; and Richmond, Virginia. For the three-month period ended June 30, 1999, rental income increased by $26,000 or 9% to $316,000 as compared to $290,000 for the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of transportation equipment. For the three month period ended June 30, 1999, lease underwriting income decreased by $17,000 or 50% to $17,000 as compared to $34,000 for the corresponding prior period and direct finance lease income decreased by $3,000 or 9.7% to $28,000 as compared to $31,000 for the corresponding prior period. The Company is continuing the process of rebuilding its lease origination business to stimulate future growth in this area. For the three-month period ended June 30, 1999, interest income increased by $456,000 or 3,257.1% to $470,000 as compared to $14,000 for the corresponding prior period. The increase is primarily attributable to interest earned in connection with the Company's investments. For the three-month period ended June 30, 1999, gains from portfolio remarketing increased by $96,000 or 42.3% to $323,000 as compared to $227,000 for the corresponding prior period. The increase in gains from portfolio remarketing is attributable to the increase in portfolio assets acquired in connection with the purchase of several leases from trust portfolios administered by the Company, which were made available for sale upon termination of certain leases. For the three-month period ended June 30, 1999, fees from remarketing activities increased by $132,000 or 42.0% to $446,000 as compared to $314,000 for the corresponding prior period. This increase is attributable, in part, to the Company's efforts to promote its remarketing services on a third party basis. For the three-month period ended June 30, 1999, other income decreased by $16,000 or 59.3% to $11,000 as compared to $27,000 for the corresponding prior period.

          Costs and Expenses. Total costs and expenses for the three-month period ended June 30, 1999 was $15,271,000 as compared to $1,384,000 for the corresponding prior period, an increase of $13,888,000 or 1,003.5%. The significant increase is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales for the three-month period ended June 30, 1999 was $11,500,000 as compared to $362,000 for the corresponding prior period, an increase of $11,138,000 or 3,076.8%, and resulted in an overall gross margin of 19.1%. Selling, general and administrative expenses for the three-month period ended June 30, 1999 was $3,135,000 as compared to $883,000 for the corresponding prior period, an increase of $2,253,000 or 255.2%. Approximately $1,900,000 of the increase in selling, general and administrative expenses for the three-month period ended June 30, 1999 is a result of normal operating expenses incurred by CAM and CAM's newly acquired retail and wholesale business unit, Tomahawk, whose operations were consolidated with the Company's as of the August 1, 1998 acquisition date. Net of the effect of the CAM expenses, selling, general and administrative expenses increased to $1,236,000 for the three-month period ended June 30, 1999 as compared to $883,000 for the corresponding prior period, an increase of $353,000 or 40.0%. The increase in selling, general and administrative expenses reflects the effect of the Company's growth strategy implementation that included, in part, significant costs associated with the addition of senior management, sales and staff personnel.

     Interest expense for the three-month period ended June 30, 1999 was $262,000 as compared to $19,000 for the corresponding prior period, an increase of $243,000 or 1,278.9%. This increase is primarily a result of increased interest expense associated with CAM's revolving credit line with a financial institution utilized for inventory floor planning and interest accrued on the Company's recourse debt.

          Depreciation and amortization expense for the three-month period ended June 30, 1999 was $374,000 as compared to $120,000 for the corresponding prior period, an increase of $254,000 or 211.7%. The increase is primarily due to the amortization of intangible assets associated with the acquisition of Tomahawk by CAM, as well as the depreciation of additions to the Company's portfolio of leased transportation equipment.

          Net Income. Net income for the three-month period ended June 30, 1999 was $549,000 as compared to $34,000 for the corresponding prior period, an increase of $515,000 or 1,514.7%. The increase in net income is attributable to the significant increase in revenues, primarily from the retail and wholesale of used transportation equipment, the buy-out of leases from trust portfolios, and continued improvements in the containment of costs. Net income per share was $0.01 per share (both basic and diluted) for the three-month period ended June 30, 1999 as compared to $0.00 per share (both basic and diluted) for the corresponding prior period.

Six  Month  Period  Ended  June  30,  1999  vs.  June  30,  1998

     Revenues. Total revenues for the six-month period ended June 30, 1999 was $29,223,000 as compared to $2,423,000 for the corresponding prior period, an increase of $26,800,000 or 1,105.1%. For the six-month period ended June 30, 1999, transportation equipment sales were $26,490,000 as compared to $972,000 for the corresponding prior period, an increase of $25,518,000 or 2,625.3%. This significant revenue stream from transportation equipment sales is primarily attributable to sales of used transportation equipment through the operating activities of the Company's wholly owned subsidiary, Chancellor Asset Management Inc. ("CAM"). CAM's used transportation equipment retail and wholesale business unit accounted for approximately $24,107,000 of used transportation equipment sales. CAM's revenues from the sales of used transportation equipment for the six-month period ended June 30, 1999 increased by $5,307,000 or 28.2% as compared to the corresponding period for 1998. The increase in revenues provided by CAM is primarily a result of its six different retail sales centers located in Atlanta, Georgia; Elizabeth, New Jersey; Kansas City, Missouri; Orlando, Florida; Pompano Beach, Florida; and Richmond, Virginia. For the six-month period ended June 30, 1999, rental income increased by $363,000 or 88.3% to $774,000 as compared to $411,000 for the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of transportation equipment. For the six-month period ended June 30, 1999, lease underwriting income decreased by $7,000 or 20.6% to $27,000 as compared to $34,000 for the corresponding prior period and direct finance lease income decreased by $25,000 or 37.3% to $42,000 as compared to $67,000 for the corresponding prior period. The Company is continuing the process of rebuilding its lease origination business to stimulate future growth in this area. For the six-month period ended June 30, 1999, interest income increased by $519,000 or 1,621.9% to $551,000 as compared to $32,000 for the corresponding prior period. The increase is primarily attributable to interest earned in connection with the Company's investments. For the six-month period ended June 30, 1999, gains from portfolio remarketing increased by $266,000 or 86.4% to $574,000 as compared to $308,000 for the corresponding prior period. The increase in gains from portfolio remarketing is attributable to the increase in portfolio assets acquired in connection with the purchase of several leases from trust portfolios administered by the Company, which were made available for sale upon termination of certain leases. For the six-month period ended June 30, 1999, fees from remarketing activities increased by $129,000 or 23.3% to $683,000 as compared to $554,000 for the corresponding prior period. This increase is attributable, in part, to the Company's efforts to promote its remarketing services on a third party basis. For the six-month period ended June 30, 1999, other income increased by $37,000 or 82.2% to $82,000 as compared to $45,000 for the corresponding prior period. The increase is primarily attributable to the recovery of approximately $67,000 of fees from a former lessee of the Company.

          Costs and Expenses. Total costs and expenses for the six-month period ended June 30, 1999 was $28,493,000 as compared to $2,363,000 for the corresponding prior period, an increase of $26,130,000 or 1,105.8%. The significant increase is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales for the six-month period ended June 30, 1999 was $21,372,000 as compared to $669,000 for the corresponding prior period, an increase of $20,703,000 or 3,094.6%, and resulted in an overall gross margin of 19.3%. Selling, general and administrative expenses for the six-month period ended June 30, 1999 was $5,941,000 as compared to $1,419,000 for the corresponding prior period, an increase of $4,523,000 or 318.7%. For the six-month period ended June 30, 1999, selling, general and administrative expenses included recovered reimbursable trust administration costs of approximately $578,000 as compared to $558,000 for the corresponding prior period. Approximately $3,535,000 of the increase in selling, general and administrative expenses for the three-month period ended June 30, 1999 is a result of normal operating expenses incurred by CAM and CAM's newly acquired retail and wholesale business unit, Tomahawk, whose operations were consolidated with the Company's as of the August 1, 1998 acquisition date. Net of the reimbursable trust administration costs and the effect of the CAM expenses, selling, general and administrative expenses increased to $2,985,000 for the six-month period ended June 30, 1999 as compared to $2,917,000 for the corresponding prior period, an increase of $68,000 or 2.3%. This nominal increase in selling, general and administrative expenses reflects the effect of the Company's growth strategy implementation that included, in part, significant costs associated with the addition of senior management and staff personnel while continuing to improve the containment of other costs.

     Interest expense for the six-month period ended June 30, 1999 was $445,000 as compared to $40,000 for the corresponding prior period, an increase of $405,000 or 1,012.5%. This increase is primarily a result of increased interest expense associated with CAM's revolving credit line with a financial institution utilized for inventory floor planning and interest accrued on the Company's recourse debt.

          Depreciation and amortization expense for the six-month period ended June 30, 1999 was $734,000 as compared to $235,000 for the corresponding prior period, an increase of $499,000 or 212.3%. The increase is primarily due to the amortization of intangible assets associated with the acquisition of Tomahawk by CAM.

               Net Income. Net income for the six-month period ended June 30, 1999 was $675,000 as compared to $60,000 for the corresponding prior period, an increase of $615,000 or 1,025%. The increase in net income is attributable to the significant increase in revenues, primarily from the retail and wholesale of used transportation equipment, the buy-out of leases from trust portfolios, and continued improvements in the containment of costs. Net income per share was $0.01 per share (both basic and diluted) for the six-month period ended June 30, 1999 as compared to $0.00 per share (both basic and diluted) for corresponding prior period.

LIQUIDITY  AND  CAPITAL  RESOURCES

          The Company recognized a net increase in cash and cash equivalents for the six-month period ended June 30, 1999 of $525,000. Operating activities provided cash of $1,852,000 during the six-month period ended June 30, 1999 and is primarily a result of increased sales of used transportation equipment inventory, an increase in deferred revenue associated with the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several equipment lease portfolios, and offset by increases in accounts receivables. Investing activities used cash of $4,294,000 during the six-month period ended June 30, 1999 and is primarily a result of the acquisition of a portfolio of operating leases valued at approximately $1,977,000 and $4,328,000 related to the acquisition of distribution rights of vehicles manufactured by Afinta Motor Corporation (Pty) Ltd. ("AMC"). As of the six-month period ended June 30, 1999, the acquisition of the distribution rights was partially offset by a $2,645,000 decrease in deferred finance and acquisition costs. Financing activities provided cash of $2,967,000 during the six-month period ended June 30, 1999 and is primarily the result of the exercise of a Stock Purchase Warrant for an aggregate of Ten Million (10,000,000) shares of the Common Stock, $.01 par value, of the Company at the exercise price of $.20 per share by Vestex Capital Corporation, the Company's majority shareholder. Additionally, the Company incurred a net increase in recourse debt of approximately $2,511,000 primarily as a result of a loan from a financing institution. Cash and cash equivalents were $1,169,000 at June 30, 1999 as compared to $644,000 at December 31, 1998, an increase of $525,000 or 81.5%.

     In connection with the purchase of certain transportation equipment (the "Equipment") on lease to certain lessees, the Company entered into a $2,500,000 loan agreement (the "Loan") with a financial institution (the "Lender") in March 1999. The Loan provides for the payment of twenty-four equal monthly installments, beginning May 1, 1999, of principal in the approximate amount of $104,000 and interest at 3.75% plus the average of the one (1) and two (2) month London Interbank Offered Rates. In addition, proceeds from the sale of the Equipment will be paid to the Lender as additional principal reduction up to $1,034,000. In connection with the Loan, the lender retained $300,000 to secure repayment of the Loan. The Loan is secured by all of the Equipment and the lease contracts specifically associated with this transaction.

     The Company also maintains a revolving line of credit agreement with a financial institution whereby CAM can borrow up to $7,500,000 to floor plan used transportation equipment inventory. The balance outstanding under this revolving line of credit agreement is approximately $6,393,000 as of June 30, 1999. In addition, during 1998, CAM entered into a special purpose financing agreement with the same institution to floor plan additional used transportation equipment inventory in the approximate amount of $4,500,000. The balance outstanding under this special purpose financing agreement is approximately
$1,877,000  as  of  June  30,  1999.

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

          The Company plans to dedicate substantial resources toward the further development and improvement of its remarketing, retailing and wholesaling capabilities. The Company's strategy is to further capitalize upon its remarketing expertise by continuing to develop its ability to sell remarketing services to other lessors, fleet owners, and lessees. The Company plans also to create a dealer capability under which the Company would buy and resell fleet equipment. The Company anticipates expanding its used transportation equipment retail and wholesale capabilities through the addition of retail centers geographically through internal growth and acquisitions. The Company's retail and wholesale capabilities have been greatly improved through CAM's strategic acquisition of Tomahawk. This improved capability will be used as a competitive advantage that will enable the Company to provide a "total holding cost" concept when competing for new lease origination deals. The Company's retail and wholesale business unit will provide improved outlets for other lessors, financial institutions, and fleet owners to dispose of used transportation equipment and sources of quality used transportation equipment for fleet owners and owner-operators. The Company will also aggressively promote its Internet capabilities to further promote its business activities and as an e-commerce tool.

     In August 1997, the Company committed to make a $1 million equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120 million investment fund composed of $40 million from equity participants including the Company, and $80 million in debt financing provided by the Overseas Private Investment Corporation ("OPIC"), an independent U.S. government agency. The purpose of the fund is to make direct investments in emerging companies throughout Africa. As of June 30, 1999, the Company had funded approximately $400,000 and is obligated to provide additional funding in the approximate amount of $600,000. The Company has additionally invested approximately $1,475,000 into one of NAOF's portfolio investee companies. Subsequent to June 30, 1999, the Company formalized a strategic investment/alliance with a South African manufacturer and New Africa Opportunity Fund "NAOF" whereby a series of preferred stock of Chancellor Corporation may be issued in exchange for a minority interest in the South African company.

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

     The Company is in the final stages of negotiation with several significant financial institutions, whereby the Company could potentially gain access to substantial funding which would enable the Company to accelerate the redevelopment of its lease origination business.

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

Item  2.     Changes  in  Securities
     None

Item  3.     Defaults  Under  Senior  Securities
     None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     On May 7, 1999, the Board of Directors caused to be distributed to stockholders of record as of April 23, 1999, a Notice of Annual Meeting of Stockholders, Proxy and Proxy Statement for the Annual Meeting held on June 25, 1999. As of the record date, 43,365,536 shares of Common Stock and 5,000,000 shares of Series AA Preferred Stock were entitled to vote. For all matters presented, the Common Stock and Series AA Preferred Stock voted as a single class.

     At the meeting, the stockholders acted upon the following proposals: (i) to elect three (3) directors to hold office until their successors shall be elected and shall have qualified; (ii) to approve an amendment to the Company's By-laws to make certain changes to improve the efficiency of the operation of the Company by the Board of Directors and to afford the Board greater latitude and flexibility in the management of the Company; (iii) to approve an amendment to the Company's 1997 Stock Option Plan increasing the number of shares reserved under the plan from 4,000,000 to 7,500,000; and (iv) to ratify the selection by the Board of Directors of Metcalf, Rice, Fricke and Davis as the Company's independent public accountants for fiscal 1999. All of the above matters were approved by the stockholders.

     Votes "For" represent affirmative votes and do not represent abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy. The voting results were as follows:

Proposal  No.  1:  Election  of  Directors:


Director Nominee          For        %     Withheld     %
                       ----------  ------  ---------  -----  ---------  -----

M. Rea Brookings       41,400,922  99.99%      4,383  0.01%
Rudolph Peselman       39,565,922  95.56%  1,839,383  4.44%
Franklyn E. Churchill  41,400,922  99.99%      4,383  0.01%


Proposal No. 2: Approval of an Amendment to the Company's By-Laws

                       For           %     Against      %    Abstain      %
                       ----------  ------  ---------  -----  ---------  -----
                       39,486,969  95.37%     83,873  0.20%  1,834,463  4.43%
                       ----------  ------  ---------  -----  ---------  -----


Proposal No. 3: Approval of an Amendment to the 1997 Stock Option Plan


                       For           %     Against      %    Abstain      %
                       ----------  ------  ---------  -----  ---------  -----
                       41,279,163  99.70%    124,616  0.30%      1,526  0.00%
                       ----------  ------  ---------  -----  ---------  -----


Proposal No. 4: Ratification of Auditors

                       For           %     Against      %    Abstain      %
                       ----------  ------  ---------  -----  ---------  -----
                       41,304,100  99.76%     45,862  0.11%     55,343  0.13%
                       ----------  ------  ---------  -----  ---------  -----


Item  5.     Other  Information
     None

Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits:

          3(ii) By-laws of the Company, as amended by the Board of Directors of the Company in April 1999, and approved by the Stockholders of the Company on June 25, 1999 (incorporated by reference to Exhibit A to the Company's Proxy Statement dated May 7, 1999 on Form DEF 14A).

          THE ENCLOSED FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CHANCELLOR CORPORATION FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

          27          Financial  Data  Schedule  for period ended June 30, 1999.

     (b)     Reports  on  Form  8-K:

          1.)     Current  Report  on  Form  8-K,  dated  February  10,  1999.
          2.)     Current  Report  on  Form  8-K,  dated  March  4,  1999.
          3.)     Current  Report  on  Form  8-K/A,  dated  March  22,  1999.
          4.)     Current  Report  on  Form  8-K/A,  dated  April  13,  1999.
          5.)     Current  Report  on  Form  8-K/A,  dated  July  9,  1999.

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

                                   CHANCELLOR  CORPORATION


                                   /s/  Brian  M.  Adley
                                   ---------------------
                                        Brian  M.  Adley
                                        Chairman  of  the  Board  and  Director
                                        (Principle  Executive  Officer)


                                   /s/  Franklyn  E.  Churchill
                                        ----------------------------
                                        Franklyn  E.  Churchill
                                        President,  Chief  Operating  Officer
                                        and  Director


                                   /s/  Jonathan  C.  Ezrin
                                        ------------------------
                                        Jonathan  C.  Ezrin
                                        Corporate  Controller
                                        (Principle  Accounting  Officer)


Date:  August  13,  1999