Form 10QSB
period 1999-09-30
CHANCELLOR CORP
filed 1999-11-15
CIK 724051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  September  30,  1999

                                       OR

[   ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from  to

                         Commission file number  0-11663

                             CHANCELLOR CORPORATION
             (Exact name of registrant as specified in its charter)

                          MASSACHUSETTS     04-2626079
                         (State or other jurisdiction of
          incorporation or organization)     (I.R.S. Employer I.D. No.)

                210 SOUTH STREET, BOSTON, MASSACHUSETTS     02111
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

As of November 15, 1999, 58,524,065 shares of Common Stock, $.01 par value per share and 350,000 shares of Series B Convertible Preferred Stock, $.01 par value per share (with a liquidation preference of $20.00 per share, or $7,000,000, and are convertible into the Common Stock of the Company on a ten for one (10:1) basis) were outstanding. Aggregate market value of the voting stock held by non-affiliates of the issuer as of November 15, 1999 was approximately $7,734,022. Aggregate market value of the total voting stock of the issuer as of November 15, 1999 was approximately $31,092,503.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES

                                                       Page
Part  I.     Financial  Information

     Item  1.     Financial  Statements

          Condensed  Consolidated  Balance  Sheet  as
             of  September  30,  1999  and  December 31, 1998                  2

          Condensed  Consolidated  Statements  of  Operations  for  the
             Three  and  Nine  Months Ended September 30, 1999 and 1998        3

          Condensed  Consolidated  Statements  of  Cash  Flows  for  the
             Nine  Months  Ended  September 30, 1999 and 1998                  4

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


                               CHANCELLOR CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (In Thousands)


                                                                     September 30,    December 31,
                                                                         1999             1998
                                                                    ---------------  --------------
(unaudited)
 ASSETS

 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $        1,657   $         644
 Receivable, net . . . . . . . . . . . . . . . . . . . . . . . . .           4,375           3,255
 Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,630          10,758
 Net investment in direct finance leases . . . . . . . . . . . . .             426             359
 Equipment on operating lease, net of accumulated depreciation
       of $2,034 and $2,351, respectively. . . . . . . . . . . . .           5,280             702
 Residual values, net. . . . . . . . . . . . . . . . . . . . . . .             180             219
 Investments . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,036           3,681
 Furniture and equipment, net of accumulated depreciation
       of $1,457 and $1,290, respectively. . . . . . . . . . . . .           1,011             999
 Intangibles, net. . . . . . . . . . . . . . . . . . . . . . . . .           7,267           7,541
 Other assets, net . . . . . . . . . . . . . . . . . . . . . . . .           1,425           1,411
                                                                    ---------------  --------------

                                                                    $       44,287   $      29,569
                                                                    ===============  ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued expenses . . . . . . . . . . . . . .  $        6,262   $       6,366
 Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . .           4,711           1,068
 Indebtedness:
   Revolving credit line . . . . . . . . . . . . . . . . . . . . .           8,648           9,063
   Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .             761             942
   Nonrecourse . . . . . . . . . . . . . . . . . . . . . . . . . .             219             889
   Recourse. . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,069           4,234
                                                                    ---------------  --------------
          Total liabilities. . . . . . . . . . . . . . . . . . . .          29,670          22,562
                                                                    ---------------  --------------

 Stockholders' Equity:
   Preferred Stock, $.01 par value; 20,000,000 shares authorized:
      Convertible Series AA, none and 5,000,000 shares issued
         and outstanding . . . . . . . . . . . . . . . . . . . . .               -              50
      Convertible Series B, 1,000,000 shares authorized,
        600,000 issued and 350,000 outstanding, and none . . . . .               4               -
   Common stock, $.01 par value; 75,000,000 shares authorized,
         58,282,686 and 43,041,895 shares issued and outstanding .             583             430
   Additional paid-in capital. . . . . . . . . . . . . . . . . . .          40,527          34,217
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .         (26,497)        (27,690)
                                                                    ---------------  --------------
                                                                            14,617           7,007
                                                                    ---------------  --------------

                                                                    $       44,287   $      29,569
                                                                    ===============  ==============


                                            CHANCELLOR CORPORATION AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                             (In Thousands, Except Per Share Data)



                                                         Three Months Ended September 30,    Nine Months Ended September 30,
                                                                       1999                               1998
                                                        ----------------------------------  ---------------------------------
(unaudited)                                                        (unaudited)                         (unaudited)
REVENUES:

   Transportation equipment sales. . . . . . . . . . .  $                           16,152                             11,886
   Rental income . . . . . . . . . . . . . . . . . . .                                 465                                286
   Lease underwriting income . . . . . . . . . . . . .                                   -                                 18
   Direct finance lease income . . . . . . . . . . . .                                  17                                 22
   Interest income . . . . . . . . . . . . . . . . . .                                 169                                  5
   Gains from portfolio remarketing. . . . . . . . . .                                 286                                 47
   Fees from remarketing activities. . . . . . . . . .                                 767                                303
   Other income. . . . . . . . . . . . . . . . . . . .                                   -                                  2
                                                        ----------------------------------  ---------------------------------
                                                        $                           17,856  $                          12,569
                                                        ----------------------------------  ---------------------------------


COSTS AND EXPENSES:

   Cost of transportation equipment sales. . . . . . .                              12,837                             10,337
   Selling, general and administrative . . . . . . . .                               3,657                              1,707
   Interest expense. . . . . . . . . . . . . . . . . .                                 322                                152
   Depreciation and amortization . . . . . . . . . . .                                 391                                108
                                                        ----------------------------------  ---------------------------------
                                                                                    17,207                             12,304
                                                        ----------------------------------  ---------------------------------


Earnings before taxes. . . . . . . . . . . . . . . . .                                 649                                265
                                                        ----------------------------------  ---------------------------------

Provision for income taxes . . . . . . . . . . . . . .                                 131                                  -

Net income . . . . . . . . . . . . . . . . . . . . . .  $                              518  $                             265
                                                        ----------------------------------  ---------------------------------

Basic net income per share . . . . . . . . . . . . . .  $                             0.01  $                            0.01
                                                        ==================================  =================================

Diluted net income per share . . . . . . . . . . . . .  $                             0.01  $                            0.00
                                                        ==================================  =================================

Shares used in computing basic net income per share. .                          53,530,730                         38,472,679

Shares used in computing diluted net income per share.                          58,566,877                         54,472,679




                                                            1999         1998
                                                        ------------  -----------
(unaudited)                                             (unaudited)
REVENUES:

   Transportation equipment sales. . . . . . . . . . .  $     42,642  $    12,858
   Rental income . . . . . . . . . . . . . . . . . . .         1,240          697
   Lease underwriting income . . . . . . . . . . . . .            27           52
   Direct finance lease income . . . . . . . . . . . .            60           89
   Interest income . . . . . . . . . . . . . . . . . .           720           27
   Gains from portfolio remarketing. . . . . . . . . .           860          355
   Fees from remarketing activities. . . . . . . . . .         1,450          857
   Other income. . . . . . . . . . . . . . . . . . . .            82           46
                                                        ------------  -----------
                                                        $     47,081            #  $14,981
                                                        ------------               -------


COSTS AND EXPENSES:

   Cost of transportation equipment sales. . . . . . .        34,232       11,009
   Selling, general and administrative . . . . . . . .         9,575        3,122
   Interest expense. . . . . . . . . . . . . . . . . .           767          182
   Depreciation and amortization . . . . . . . . . . .         1,126          343
                                                        ------------  -----------
                                                              45,700       14,656
                                                        ------------               -------


Earnings before taxes. . . . . . . . . . . . . . . . .         1,381          325
                                                        ------------  -----------

Provision for income taxes . . . . . . . . . . . . . .           187            -

Net income . . . . . . . . . . . . . . . . . . . . . .  $      1,194  $       325
                                                        ------------  -----------

Basic net income per share . . . . . . . . . . . . . .  $       0.02  $      0.01
                                                        ============  ===========

Diluted net income per share . . . . . . . . . . . . .  $       0.02  $      0.01
                                                        ============  ===========

Shares used in computing basic net income per share. .    48,381,553   35,883,172

Shares used in computing diluted net income per share.    58,417,700   51,883,172


                                    CHANCELLOR CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In Thousands)


                                                                   Nine Months Ended September 30,
                                                                                1999                   1998
                                                                  ---------------------------------  --------
(unaudited)                                                                  (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .  $                          1,194   $   325
                                                                  ---------------------------------  --------
   Adjustments to reconcile net income
     to net cash used by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . .                             1,126       343
     Residual value estimate realizations and
       reductions, net of additions. . . . . . . . . . . . . . .                                39       167
     Changes in assets & liabilities:
       (Increase) in receivables . . . . . . . . . . . . . . . .                            (1,120)     (346)
       Decrease (increase) in inventory. . . . . . . . . . . . .                               128    (4,538)
      (Decrease) in accounts payable & accrued expenses. . . . .                              (104)   (1,715)
       Increase in deferred revenue. . . . . . . . . . . . . . .                             3,642         -
                                                                  ---------------------------------  --------
                                                                                             3,711    (6,089)
                                                                  ---------------------------------  --------
               Net cash provided (used) by operating activities.                             4,905    (5,764)
                                                                  ---------------------------------  --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Net investments in direct finance leases. . . . . . . . . . .                               (67)       67
   Equipment on operating lease. . . . . . . . . . . . . . . . .                            (4,773)     (405)
   Payment for acquisitions, net of cash acquired. . . . . . . .                                 -       398
   Net change in cash restricted . . . . . . . . . . . . . . . .                                 -     2,419
   Additions to furniture and equipment, net . . . . . . . . . .                              (292)     (159)
  (Increase) in intangibles, net . . . . . . . . . . . . . . . .                              (376)   (8,765)
  (Increase) in investments. . . . . . . . . . . . . . . . . . .                            (7,000)        -
   Net change in other assets. . . . . . . . . . . . . . . . . .                            (1,369)   (1,468)
                                                                  ---------------------------------  --------
          Net cash used by investing activities. . . . . . . . .                           (13,877)   (7,913)
                                                                  ---------------------------------  --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving line of credit . . . . . . . .                              (415)    4,750
   Increase notes payable. . . . . . . . . . . . . . . . . . . .                               200       282
   Increase in indebtedness - nonrecourse. . . . . . . . . . . .                                 -       175
   Increase in indebtedness - recourse . . . . . . . . . . . . .                             8,815     3,667
   Repayments of notes payable . . . . . . . . . . . . . . . . .                              (381)        -
   Repayments of indebtedness - nonrecourse. . . . . . . . . . .                              (670)     (199)
   Repayments of indebtedness - recourse . . . . . . . . . . . .                            (3,980)      (24)
   Issuance of preferred stock, net. . . . . . . . . . . . . . .                             3,361         -
   Issuance of common stock, net . . . . . . . . . . . . . . . .                             3,055     6,224
                                                                  ---------------------------------  --------
           Net cash provided by financing activities . . . . . .                             9,985    14,875
                                                                  ---------------------------------  --------

 Net increase in cash and cash equivalents . . . . . . . . . . .                             1,013     1,198
 Cash and cash equivalents at beginning of period. . . . . . . .                               644        97
                                                                  ---------------------------------  --------
 Cash and cash equivalents at end of period. . . . . . . . . . .  $                          1,657   $ 1,295
                                                                  =================================  ========

  Cash paid for interest . . . . . . . . . . . . . . . . . . . .  $                          1,585   $   265
                                                                  =================================  ========

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)


1.     BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosure required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Intercompany accounts and transactions have been eliminated. The Statement of Operations for the three-month and nine-month periods ending September 30, 1998 and the Statement of Cash Flows for the nine-month period ending September 30, 1998 as presented here have been revised from those as originally filed to reflect the Company's acquisition of MRB, Inc. d/b/a Tomahawk Truck Sales as of August 1, 1998. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results for the interim period ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

2.     LOAN  AGREEMENTS

In connection with the purchase of certain transportation equipment (the "Equipment") on lease to certain lessees, the Company entered into a $2,500,000 loan agreement (the "Loan") with a financial institution (the "Lender") in March 1999. The Loan provides for the payment of twenty-four equal monthly installments, beginning May 1, 1999, of principal in the approximate amount of $104,000 and interest at 3.75% plus the average of the one (1) and two (2) month London Interbank Offered Rates. In addition, proceeds from the sale of the Equipment will be paid to the Lender as additional principal reduction up to $1,034,000. In connection with the Loan, the lender retained $300,000 as a deposit to secure repayment of the Loan. The Loan is secured by all of the Equipment and the lease contracts specifically associated with this transaction. The balance outstanding as of November 15, 1999, on this loan is approximately $1,340,000.

In connection with the purchase of certain transportation equipment (the "Equipment") on lease to certain lessees, the Company entered into a $2,876,000 loan agreement (the "Loan") with a financial institution (the "Lender") in September 1999. The Loan provides for principal and interest payments (at 10%) of $583,400 September 30, 1999, $72,300 per month from October 1999 through December 1999, $64,400 per month from January 2000 through April 2000, $55,500 per month from May 2000 through July 2000, and $1,842,000 August 2000. The Loan is secured by all of the Equipment and the lease contracts specifically associated with this transaction. The balance outstanding as of November 15, 1999, on this loan is approximately $2,230,000.

3.     DISTRIBUTION  RIGHTS

     During the quarters ending June 30 and September 30, 1999, the Company, through an affiliate, entered into several agreements with Afinta Motor Corporation (Pty) Ltd. ("AMC"). One such affiliate acquired the exclusive worldwide distribution rights for products manufactured/assembled by AMC, excluding Africa, England, Scotland and Wales. AMC is a manufacturer/assembler of trucks, buses, and other products. Said distribution rights to the AMC product range include, but are not limited to trucks, tractor trailers, buses, automobiles, sport utility vehicles, motorcycles, and other products supplied by AMC.

     The Company has these distribution rights for the next 99 years, whereby they expire during 2098. The Company has elected to amortize these rights over a 15 year period. It is the Company's desire to utilize these rights to earn additional revenue via commissions and the potential sale of AMC products within the defined territory.

4.     ACQUISITION

During the quarter ended September 30, 1999, the Company through an affiliate acquired a 15.1% interest in Afinta Motor Corporation (Pty) Ltd. ("AMC"). AMC is a South African manufacturer/assembler of trucks, buses, automobiles, sport utility vehicles, and other products. This transaction and the related transaction surrounding the worldwide distribution rights, excluding Africa, England, Scotland and Wales, were acquired via a combination of cash and the issuance of a newly created class of Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock has a $20.00 per share liquidation preference and converts into common stock at a 10 for 1 basis. In conjunction with this investment, NAOF, a $120 million OPIC backed investment fund, also extended its investment/commitment into AMC to $10,300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS

Three-Month  Period  Ended  September  30,  1999  vs.  September  30,  1998

     Revenues. Total revenues for the three-month period ended September 30, 1999 was $17,856,000 as compared to $12,569,000 for the corresponding prior period, an increase of $5,287,000 or 42.1%. For the three-month period ended September 30, 1999, transportation equipment sales were $16,152,000 as compared to $11,886,000 for the corresponding prior period, an increase of $4,266,000 or 35.9%. This revenue stream from transportation equipment sales is primarily attributable to sales of used transportation equipment through the operating activities of the Company's wholly owned subsidiary, Chancellor Asset Management Inc. ("CAM"). CAM's revenues from the sales of used transportation equipment for the three-month period ended September 30, 1999 increased by $6,492,000 or 72.0% as compared to the corresponding period for 1998. The increase in revenues provided by CAM is primarily a result of its seven retail sales centers located in Atlanta, Georgia; Dallas, Texas; Elizabeth, New Jersey; Kansas City, Missouri; Orlando, Florida; Pompano Beach, Florida; and Richmond, Virginia. For the three-month period ended September 30, 1999, rental income increased by $179,000 or 62.6% to $465,000 as compared to $286,000 for the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of transportation equipment and recent acquisition of investment grade portfolios. For the three month period ended September 30, 1999, lease underwriting income decreased by $18,000 or 100% to $0 as compared to $18,000 for the corresponding prior period and direct finance lease income decreased by $5,000 or 22.7% to $17,000 as compared to $22,000 for the corresponding prior period. The Company is in the beginning of its rebuilding process of the lease origination business in order to stimulate future growth in this area. For the three-month period ended September 30, 1999, interest income increased by $164,000 or 3,280.0% to $169,000 as compared to $5,000 for the corresponding prior period. The increase is primarily attributable to interest earned in connection with the Company's investments. For the three-month period ended September 30, 1999, gains from portfolio remarketing increased by $239,000 or 508.5% to $286,000 as compared to $47,000 for the corresponding prior period. The increase in gains from portfolio remarketing is attributable to the increase in portfolio assets acquired in connection with the purchase of portfolios by the Company. For the three-month period ended September 30, 1999, fees from remarketing activities increased by $464,000 or 153.1% to $767,000 as compared to $303,000 for the corresponding prior period. This increase is attributable, in part, to the Company's efforts to promote its remarketing services to financial institutions and other third parties.

          Costs and Expenses. Total costs and expenses for the three-month period ended September 30, 1999 was $17,207,000 as compared to $12,304,000 for the corresponding prior period, an increase of 4,903,000 or 39.8%. The significant increase is primarily a result of the costs associated with sales and remarketing expenses of transportation equipment. The cost of transportation equipment sales for the three-month period ended September 30, 1999 was $12,837,000 as compared to $10,337,000 for the corresponding prior period, an increase of $2,500,000 or 24.2%, and resulted in an overall gross margin of 20.5%. Selling, general and administrative expenses for the three-month period ended September 30, 1999 was $3,657,000 as compared to $1,707,000 for the corresponding prior period, an increase of $1,950,000 or 114.2%. Approximately $2,157,000 of selling, general and administrative expenses for the three-month period ended September 30, 1999 is a result of normal operating expenses incurred by CAM and CAM's newly acquired retail and wholesale business unit, Tomahawk, whose operations were consolidated with the Company's as of the August 1, 1998 acquisition date. Net of the effect of the CAM expenses, selling, general and administrative expenses increased to $1,500,000 for the three-month period ended September 30, 1999 as compared to $571,000 for the corresponding prior period, an increase of $929,000 or 162.7%. The increase in selling, general and administrative expenses reflects the effect of the Company's growth strategy implementation that included, in part, including costs associated with the addition of senior management, sales and staff personnel.

     Interest expense for the three-month period ended September 30, 1999 was $322,000 as compared to $152,000 for the corresponding prior period, an increase of $170,000 or 111.8%. This increase is primarily a result of increased interest expense associated with CAM's revolving credit line with a financial institution utilized for inventory floor planning and interest accrued on the Company's recourse debt.

          Depreciation and amortization expense for the three-month period ended September 30, 1999 was $391,000 as compared to $108,000 for the corresponding prior period, an increase of $283,000 or 262.0%. The increase is primarily due to the amortization of intangible assets associated with the acquisition of Tomahawk by CAM, as well as the depreciation of additions to the Company's portfolio of leased transportation equipment.

          Net Income. Net income for the three-month period ended September 30, 1999 was $518,000 as compared to $265,000 for the corresponding prior period, an increase of $253,000 or 95.5%. The increase in net income is attributable to increase in revenues, primarily from the retail and wholesale of used transportation equipment, the sale of equipment under lease, and continued improvements in the containment of costs. Net income per share was $0.01 per share (both basic and diluted) for the three-month period ended September 30, 1999 as compared to $0.01 per share basic and $0.00 diluted for the corresponding prior period.

Nine-Month  Period  Ended  September  30,  1999  vs.  September  30,  1998

     Revenues. Total revenues for the nine-month period ended September 30, 1999 was $47,081,000 as compared to $14,981,000 for the corresponding prior period, an increase of $32,100,000 or 214.3%. For the nine-month period ended September 30, 1999, transportation equipment sales were $42,642,000 as compared to $12,858,000 for the corresponding prior period, an increase of $29,784,000 or 231.6%. This significant revenue stream from transportation equipment sales is primarily attributable to sales of used transportation equipment through the operating activities of the Company's wholly owned subsidiary, CAM. CAM's used transportation equipment retail and wholesale business unit accounted for approximately $39,615,000 of used transportation equipment sales. CAM's revenues from the sales of used transportation equipment for the nine-month period ended September 30, 1999 increased by $11,799,000 or 42.4% as compared to the corresponding period for 1998. The increase in revenues provided by CAM is primarily a result of its seven different retail sales centers located in Atlanta, Georgia; Dallas, Texas; Elizabeth, New Jersey; Kansas City, Missouri;
Orlando, Florida; Pompano Beach, Florida; and Richmond, Virginia. For the nine-month period ended September 30, 1999, rental income increased by $543,000 or 77.9% to $1,240,000 as compared to $697,000 for the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of transportation equipment. For the nine-month period ended September 30, 1999, lease underwriting income decreased by $25,000 or 48.1% to $27,000 as compared to $52,000 for the corresponding prior period and direct finance lease income decreased by $29,000 or 32.6% to $60,000 as compared to $89,000 for the corresponding prior period. The Company is in the development stage of rebuilding its lease origination business to stimulate future growth in this area. For the nine-month period ended September 30, 1999, interest income increased by $693,000 or 2,566.7% to $720,000 as compared to $27,000 for the corresponding prior period. The increase is primarily attributable to interest earned in connection with the Company's investments. For the nine-month period ended September 30, 1999, gains from portfolio remarketing increased by $505,000 or 142.3% to $860,000 as compared to $355,000 for the corresponding prior period. The increase in gains from portfolio remarketing is attributable to the increase in portfolio assets acquired in connection with the purchase of several lease portfolios. For the nine-month period ended September 30, 1999, fees from remarketing activities increased by $593,000 or 69.2% to $1,450,000 as compared to $857,000 for the corresponding prior period. This increase is attributable, in part, to the Company's efforts to promote its remarketing services to financial institutions and others on a third party basis.

          Costs and Expenses. Total costs and expenses for the nine-month period ended September 30, 1999 was $45,701,000 as compared to $14,656,000 for the corresponding prior period, an increase of $31,045,000 or 211.8%. The significant increase is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales for the nine-month period ended September 30, 1999 was $34,232,000 as compared to $11,009,000 for the corresponding prior period, an increase of $23,223,000 or 210.9%, and resulted in an overall gross margin of 19.7%. Selling, general and administrative expenses for the nine-month period ended September 30, 1999 was $9,575,000 as compared to $3,122,000 for the corresponding prior period, an increase of $6,453,000 or 206.7%. Approximately $5,711,000 of selling, general and administrative expenses for the nine-month period ended September 30, 1999 is a result of normal operating expenses incurred by CAM and CAM's newly acquired retail and wholesale business unit, Tomahawk, whose operations were consolidated with the Company's as of the August 1, 1998 acquisition date. Net of the effect of the CAM expenses, selling, general and administrative expenses increased to $3,864,000 for the nine-month period ended September 30, 1999 as compared to $1,986,000 for the corresponding prior period, an increase of $1,878,000 or 94.6%. This increase in selling, general and administrative expenses reflects the effect of the Company's growth strategy implementation that included, in part, significant costs associated with the addition of senior management and staff personnel while continuing to improve the containment of other costs.

     Interest expense for the nine-month period ended September 30, 1999 was $767,000 as compared to $182,000 for the corresponding prior period, an increase of $585,000 or 321.4%. This increase is primarily a result of increased interest expense associated with CAM's revolving credit line with a financial institution utilized for inventory floor planning and interest accrued on the Company's recourse debt.

          Depreciation and amortization expense for the nine-month period ended September 30, 1999 was $1,126,000 as compared to $343,000 for the corresponding prior period, an increase of $783,000 or 228.3%. The increase is primarily due to the amortization of intangible assets associated with the acquisition of Tomahawk by CAM.

               Net Income. Net income for the nine-month period ended September 30, 1999 was $1,194,000 as compared to $325,000 for the corresponding prior period, an increase of $869,000 or 267.4%. The increase in net income is attributable to the significant increase in revenues, primarily from the retail and wholesale of used transportation equipment, the purchase portfolios, and continued improvements in the containment of costs. Net income per share was $0.02 per share (both basic and diluted) for the nine-month period ended September 30, 1999 as compared to $0.01 per share (both basic and diluted) for corresponding prior period.

LIQUIDITY  AND  CAPITAL  RESOURCES

          The Company recognized a net increase in cash and cash equivalents for the nine-month period ended September 30, 1999 of $1,013,000 totaling $1,657,000. Operating activities provided cash of $4,905,000 during the nine-month period ended September 30, 1999 and is primarily a result of increased sales of used transportation equipment inventory, an increase in deferred revenue associated with the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several equipment lease portfolios, and offset by increases in accounts receivables. Investing activities used cash of $13,877,000 during the nine-month period ended September 30, 1999 and is primarily a result of the acquisitions of portfolios of operating leases valued at approximately $4,773,000. The Company also increased its investments and acquired distribution rights of approximately $7,000,000 via the acquisition of said activities with Afinta Motor Corporation (Pty) Ltd. ("AMC"). Financing activities provided cash of $9,985,000 during the nine-month period ended September 30, 1999 and is primarily the result of the exercise of a Stock Purchase Warrant for an aggregate of Ten Million (10,000,000) shares of the Common Stock, $.01 par value, of the Company at the exercise price of $.20 per share by Vestex Capital Corporation, the Company's majority shareholder. In addition the Company issued Preferred Stock in conjunction with the acquisition of a 15.1% interest in AMC and the world wide distribution rights (within the defined territory) to the current and future product lines of AMC.
Additionally, the Company incurred a net increase in recourse debt of approximately $5,148,000 primarily as a result of loans from financing institutions and other creditors, including, but not limited to, additional infusions by Vestex Capital Corporation. Cash and cash equivalents were $1,657,000 at September 30, 1999 as compared to $644,000 at December 31, 1998, an increase of $1,013,000 or 157.3%.

     In connection with the purchase of certain transportation equipment (the "Equipment") on lease to certain lessees, the Company entered into a $2,500,000 loan agreement (the "Loan") with a financial institution (the "Lender") in March 1999. The Loan provides for the payment of twenty-four equal monthly installments, beginning May 1, 1999, of principal in the approximate amount of $104,000 and interest at 3.75% plus the average of the one (1) and two (2) month London Interbank Offered Rates. In addition, proceeds from the sale of the Equipment will be paid to the Lender as additional principal reduction up to $1,034,000. In connection with the Loan, the lender retained $300,000 to secure repayment of the Loan. The Loan is secured by all of the Equipment and the lease contracts specifically associated with this transaction. Balance for this loan as of 11/15/99 is $1,340,000.

     In connection with the purchase of certain transportation equipment (the "Equipment") on lease to certain lessees, the Company entered into a $2,876,000 loan agreement (the "Loan") with a financial institution (the "Lender") in September 1999. The Loan provides for principal and interest payments (at 10%) of $583,400 September 30, 1999, $72,300 per month from October 1999 through December 1999, $64,400 per month from January 2000 through April 2000, $55,500 per month from May 2000 through July 2000, and $1,842,000 August 2000. The Loan is secured by all of the Equipment and the lease contracts specifically associated with this transaction. The balance outstanding as of 11/15/99 is $2,230,000.

     The Company also maintains a revolving line of credit agreement with a financial institution whereby CAM can borrow up to $7,500,000 to floor plan used transportation equipment inventory. The balance outstanding under this revolving line of credit agreement is approximately $6,385,000 as of September 30, 1999. During 1998, CAM entered into a special purpose financing agreement with the same institution to floor plan additional used transportation equipment inventory in the approximate amount of $4,500,000. The balance outstanding under this special purpose financing agreement is approximately $1,254,000 as of September 30, 1999. In addition, during 1999, CAM entered into an additional special purpose financing agreement with the same institution to finance used transportation equipment inventory in the approximate amount of $626,000. The balance outstanding under this agreement is approximately $626,000 as of September 30, 1999. The interest rate charges on the above three lines of credit is Prime plus 1.75%. The Company, in 1999, has also entered into a special line of credit to finance used transportation equipment for approximately $500,000 at the rate of Prime plus 1%. The balance on this line of credit as of September 30, 1999 is approximately $383,000.

     The Company's ability to underwrite equipment lease transactions is largely dependent upon the availability of short-term warehouse lines of credit. Management is engaged in continuing dialogue with several inventory lenders to providing the Company with warehouse financing. If the Company experiences delays in putting warehouse facilities in place, the Company transacts deals by coterminous negotiation of lease transactions with customers and financing with institutions upon which it obtains a fee as the intermediary of up to 3% of the amount of financing.

          The remarketing, retailing and wholesaling of equipment has played and will continue to play a vital role in the Company's operating activities. In connection with the sale of lease transactions to investors, the Company typically is entitled to share in a portion of the residual value realized upon remarketing. Successful remarketing of the equipment is essential to the realization of the Company's interest in the residual value of its managed portfolio. It is also essential to the Company's ability to recover its original investment in the equipment in its own portfolios and to recognize a return on that investment. The Company has found that its ability to remarket equipment is affected by a number of factors. The original equipment specifications, current market conditions, technological changes, and condition of the equipment upon its return all influence the price for which the equipment can be sold or re-leased, resulting in a potential loss to the company.

          The Company plans to dedicate resources toward the further development and improvement of its remarketing, retailing and wholesaling capabilities. The Company's strategy is to further capitalize upon its remarketing expertise by continuing to develop its ability to sell remarketing services to other lessors, fleet owners, and lessees. The Company anticipates, if resources are available, to expand its used transportation equipment retail and wholesale capabilities through the addition of retail centers geographically through internal growth and/or acquisitions. The Company's retail and wholesale capabilities have been greatly improved through CAM's strategic acquisition of Tomahawk. This improved capability will be used as a competitive advantage that will enable the Company to provide a "total holding cost" concept when competing for new lease origination deals. The Company's retail and wholesale business unit will provide improved outlets for other lessors, financial institutions, and fleet owners to dispose of used transportation equipment and sources of quality used transportation equipment for fleet owners and owner-operators. The Company also plans to aggressively promote its Internet capabilities to further promote its business activities and as an e-commerce tool.

     In August 1997, the Company committed to make a $1 million equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120 million investment fund composed of $40 million from equity participants including the Company, and $80 million in debt financing provided by the Overseas Private Investment Corporation ("OPIC"), an independent U.S. government agency. The purpose of the fund is to make direct investments in emerging companies throughout Africa. In addition to the Company, several of the other parties are SunAmerica, Inc., Citicorp, Northwestern Mutual Life and others. As of September 30, 1999, the Company had funded approximately $469,000 and is obligated to provide additional funding in the approximate amount of $531,000.

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

IMPACT  OF  THE  YEAR  2000  ISSUE

     The Company has completed efforts to assess and, where required, are in the final remediate stages addressing issues associated with Year 2000 ("Y2K") issues. Generally defined, Y2K issues arise from computer programs which use only two digits to refer to the year and which may experience problems when the two digits become "00" in the year 2000. In addition, imbedded hardware microprocessors may contain time and two-digit year fields in executing their functions. Much literature has been devoted to the possible effects such programs may experience in the Year 2000, although significant uncertainty exists as to the scope and effect the Y2K issues will have on industry and the Company.

     The Company has recognized the need to address the Y2K issue in a comprehensive and systematic manner and has taken steps to assess the possible Y2K impact on the Company. The Company has completed a 100% assessment of all its information technology ("IT") and non-IT systems for Y2K issues and has completed its assessment of all mission-critical systems. All mission-critical systems and major applications and hardware have been assessed to determine the Y2K impact and a plan is in place for timely resolution of potential issues.

     Since 1998, the Company has used a strategic plan to identify the IT systems needed to accomplish the Company's overall growth plans. As part of this process, Y2K issues were considered and addressed by the Company's senior management and MIS personnel. Although this plan was intended to modernize the IT systems, compliance with Y2K requirements were incorporated.

     The cost of bringing the Company in full compliance should not result in a material increase in the recent levels of capital spending or any material one-time expenses. The Company has spent approximately $200,000 in modernizing its IT system, including compliance with Y2K requirements. The Company anticipates spending approximately $250,000 during fiscal 1999 to complete the modernization of its IT system.

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

     The Company has purchased a Y2K compliant system from CFS Americas which is
     ---------------------------------------------------------------------------
being  final tested and will be operational for 1/1/2000.  We are in the process
--------------------------------------------------------------------------------
of  completing  implementation  and  final testing of systems.  Management is in
--------------------------------------------------------------------------------
constant  communication  with its IT personnel and has made and will continue to
--------------------------------------------------------------------------------
make  reports  to  the  Company's  Board  of  Directors.
--------------------------------------------------------

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

POTENTIAL  FLUCTUATIONS  IN  QUARTERLY  OPERATING  RESULTS

     The Company's future quarterly operating results and the market price of its stock may fluctuate. In the event the Company's revenues or earnings for any quarter are less than the level expected by securities analysts and others, or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of the Company's stock. Any such adverse impact could be greater if any such shortfall occurs near the same time of any material decrease in any widely followed stock index or in the market price of the stock of one or more public equipment leasing companies or major customers or vendors of the Company.

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

     Given the possibility of such fluctuations, the Company believes that comparisons of the results of its operations to immediately succeeding quarters are not necessarily material or meaningful and that such results for one quarter should not be relied upon as an indication of future performance.

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

     None

Item  5.     Other  Information

     None

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits:

          THE ENCLOSED FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CHANCELLOR
          CORPORATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

          27          Financial  Data  Schedule  for  period ended September 30,
1999.

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

                    CHANCELLOR  CORPORATION


                    /s/  Brian  M.  Adley
                    Brian  M.  Adley
                    Chairman  of  the  Board  and  Director
                    (Principle  Executive  Officer)


                    /s/  Franklyn  E.  Churchill
                    Franklyn  E.  Churchill
                    President,  Chief  Operating  Officer
                    and  Director


                    /s/  Jonathan  C.  Ezrin
                    Jonathan  C.  Ezrin
                    Corporate  Controller
                    (Principle  Accounting  Officer)


Date:  November  15,  1999