Form 10KSB/A
period 1998-12-31
CHANCELLOR CORP
filed 2000-01-04
CIK 724051

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION

                               WASHINGTON,  D.C.  20549

                                  FORM 10-KSB-A
                                  -------------

(Mark  One)
-----------

  [X]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
         SECURITIES  EXCHANGE  ACT  OF  1934

        For  the  fiscal  year  ended  December  31,  1998
                                       -------------------

                                       OR


  [_]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
         SECURITIES  EXCHANGE  ACT  OF  1934

        For  the  transition  period from _________________ to _________________


                         Commission File Number  0-11663
                         -------------------------------


                             Chancellor Corporation
                             ----------------------
              (Exact name of Small Business Issuer in its Charter)
              ----------------------------------------------------


                Massachusetts                               04-2626079
               -------------                                ----------
       (State or other jurisdiction of             (I.R.S. Employer I.D. No.)
      incorporation  or  organization)
--------------------------------------


             210 South Street, Boston, Massachusetts          02111
             ---------------------------------------          -----
           (Address of principal executive offices)          Zip Code


          Issuer's telephone number, including area code (617) 368-2700
          -------------------------------------------------------------


           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------


     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------
            None                                    None


           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------

                          Common Stock, par value $.01
                          ----------------------------
                                (Title of Class)
                                ----------------

Check mark whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes   [X]        No   [  ]

Check  if  there  is  no disclosure of delinquent filers pursuant in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 1998 were approximately $10,708,000.

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Proxy Statement for the Annual Meeting of Stockholders to be held at 2:00 p.m. on June 25, 1999 at the offices of Bingham Dana, LLP, 150 Federal Street, Boston, MA 02109 - Part III

This Annual Report on Form 10-KSB-A contains certain "Forward-Looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions used in this report, the words "anticipate", "believe", "estimate", "expect", and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or the Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introduction and acceptance, technology changes and changes in industry conditions. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.


                                     PART I
                                     ------

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


Chancellor Asset Management Inc. ("CAM"), a wholly owned subsidiary of the Company, entered into a Management Agreement, dated August 1, 1998, as amended August 17, 1998, with M.R.B. Inc., a Georgia corporation d/b/a Tomahawk Truck Sales; Tomahawk Truck & Trailer Sales, Inc., a Florida corporation; Tomahawk Truck & Trailer Sales of Virginia, Inc., a Virginia corporation; and The Management Agreement provided CAM with effective control of Tomahawk's operations as of August 1, 1998. Subsequently, CAM acquired all of the outstanding capital stock of Tomahawk from the two (2) sole shareholders (the "Selling Shareholders") pursuant to a Stock Purchase Agreement (the "Agreement") dated January 29, 1999.

In addition to having effective control of Tomahawk as of August 1998, the Company had also contractually committed to significant liabilities in excess of $11,194,000. The Company completed additional due diligence through the remainder of the year and effected a formal closing in January 1999. The Company had initially filed its 1998 10-KSB on April 14, 1999, whereby the Company included Tomahawk in its consolidated financial statements. Upon additional review and discussions with the Securities and Exchange Commission, the Company has filed this amended 10-KSB-A to reflect the financial statements without Tomahawk as of August 1998, and recorded the transaction as of January, 1999. In an effort to reflect the transaction on a pro forma basis as initially recorded, please see footnote 18 to the financial statements.



HISTORICAL  BUSINESS  AND  FISCAL  YEAR  1998  SIGNIFICANT  DEVELOPMENTS
------------------------------------------------------------------------

The Company originates lease transactions directly with equipment users and in most cases sells those leases to investors. The Company also manages most of the leases it sells to investors and, when the original leases expire or terminate, remarket the equipment for the benefit of the investors and the Company. The Company originates leases involving primarily transportation equipment, but also other equipment including material handling equipment and construction equipment. Investors who purchase equipment subject to a lease may receive the tax and most of the economic benefits associated with the lease transaction. In certain cases, the Company has retained leases for its own account. The Company also arranges non-recourse financing for some of the leases which it sells and for most leases which it has retained for its own account. Typically, when the Company originates leases, the investors or buyers of those leases are not known. Therefore, the Company at the time of entering into the lease transaction is "underwriting" the lease. At the expiration or early termination of the original lease, the Company typically sells or releases the equipment on behalf of the investor.

During the period 1989 through 1997, the Company incurred cumulative losses in excess of $56 million. The Company recorded a loss of $1,802,000 during fiscal 1997. The continued decline from 1989 through 1996 led the Company to the development and implementation of a restructuring and transition plan. This plan was developed and implemented under the direction of Vestex Capital Corporation, the Company's majority shareholder. The continued, but decreasing, loss in 1997 was due primarily to the lack of sufficient cash flow to add new leases to the Company's own lease portfolio and continued costs that occurred in the first half of 1997 in connection with the Company's restructuring efforts. For the year ended December 31, 1998, the Company recorded a profit of $524,000, the first year of profitability since 1988. The Company's return to profitability in 1998 reflects the culmination of new management's efforts and strategies to maximize remarketing of off lease equipment and fully implement its strategy to expand its operations to retail used transportation equipment. The Company continues to develop and attempts to implement innovative financing and fleet management programs in the transportation equipment finance industry to further the Company's continued growth.

     Chancellor Asset Management Inc. ("CAM"), a wholly owned subsidiary of the Company, entered into a Management Agreement, dated August 1, 1998, as amended August 17, 1998, with M.R.B. Inc., a Georgia corporation d/b/a Tomahawk Truck Sales; Tomahawk Truck & Trailer Sales, Inc., a Florida corporation; Tomahawk Truck & Trailer Sales of Virginia, Inc., a Virginia corporation; and The Management Agreement provided CAM with effective control of Tomahawk's operations as of August 1, 1998. Subsequently, CAM acquired all of the outstanding capital stock of Tomahawk from the two (2) sole shareholders (the "Selling Shareholders") pursuant to a Stock Purchase Agreement (the "Agreement") dated January 29, 1999.

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

The purchase price paid by CAM consisted of 4,500,000 shares of Common Stock of Chancellor (valued at $.65 per share) and future cash consideration pursuant to an earn-out (the "Earn-Out") as provided for in the Agreement. The Earn-Out provides that each of the Selling Shareholders will be paid an amount equal to seven and one-half percent (7.5%) of the Adjusted Pre-Tax Earnings of Tomahawk. Investment funding the Earn-Out, which is paid on a quarterly basis, begins in the fiscal year ended December 31, 1999 and ends in the fiscal year ended December 31, 2004. In connection with this Agreement, CAM loaned the Selling Shareholders a total of $500,000 pursuant to certain promissory notes payable that are payable in full on January 29, 2004. Additionally, Vestex Capital Corporation, the largest shareholder of the Company, is to receive up to $3,250,000 plus expenses, not to exceed $50,000, payable over the next six years for services rendered in finding, negotiating and arranging financing on the transaction. The final fee is based principally upon the financial impact and profitability that Tomahawk adds to the Company's operating results.

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

This transaction was recorded in accordance with the purchase method of accounting as of January , 1999. As a result of the effect on the transaction of the Management Agreement, the designated date of this transaction for accounting purposes was initially August 1, 1998 but has been revised effective January 1999. In connection with this transaction, CAM assumed liabilities of approximately $11,200,000 and incurred acquisition costs of approximately
$155,000. The excess of the purchase price over net assets of approximately $2,600,000 has been recorded in intangibles and allocated between a covenant not to compete, customer database files and goodwill in 1999 and will be amortized in the beginning of February, 1999 over periods of five to twenty years.

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

The Company undertook a review of its trust portfolio, including consultation with legal counsel and industry consultants, and determined that it had not been recovering costs associated with administering the trusts. Management's initial review determined that approximately $22,000,000 of costs for periods prior to 1997 had not been recovered from the trusts. The Company has recorded approximately $1,498,000 and $994,000 of cost recoveries in the years ended December 31, 1998 and 1997, respectively. For periods prior to 1997, $1,868,000 was recovered. Management makes no representations concerning the Company's ability to recover any further costs for periods prior to 1997. Further recoveries for periods prior to 1997 and thereafter are contingent upon the current status of the specific trusts and the Company's level of recovery efforts. Consequently, the Company will record any further recoveries as income in the period in which collection is assured.

The ability of the Company to profitably operate its lease origination business unit in the future will depend largely on the amount of new capital available to the Company and the cost of that capital. In addition, the success of the Company's remarketing and retailing of used transportation equipment will result, in part, from its ability to locate sources of quality used transportation equipment and expansion of its distribution channel through siting of potentialR new retail facilities. The Company continues to explore possible sources of new capital including, for example, obtaining new or additional recourse debt, obtaining new equity capital, securitizing lease transactions, obtaining equity capital from private investors, purchases of equipment leases originated by the Company and/or entering into strategic alliances/joint ventures with other leasing or financial services companies and the sale of ancillary business units and/or assets as considered appropriate. The Company also utilizes an expansive database of over 75,000 sources and customers of used transportation equipment. This effort is on going and includes a fully staffed telemarketing group to continually upgrade and add new sources and users of transportation equipment. Additionally, the Company's management has established a retail facility expansion program through the investigation of potential new sites that can be developed internally as well as acquisition candidates. The Company intends on investing any new capital that it obtains in leases for its own portfolios (if practical), expansion of its remarketing and retail/wholesale operations, and other business operations.

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

During 1998, the Company continued its lease originating activities, including brokering of several new lease transactions. The Company also transacted several significant buyouts of portfolios held by certain trust investors. During 1998, 31% (based on original equipment cost) of the new lease transactions originated by the Company were with the one largest lessee (Wal -Mart). In addition, approximately 40% and 31% (based on original equipm ent cost) of equipment sold to investors in 1998 were purchased by the two large st investors. During 1997, 92% (based on original equipment cost) of the new lease transactions originated by the Company were with the one largest lessee. In addition, approximately 55% and 37% (based on original equipment cost) of equipment sold to investors in 1997 were purchased by the two largest investors.

Equipment  Acquisition
---------------------

     The Company acquired $5.5 million of equipment under 40 leases during 1998. The Company acquired $214,000 of equipment under 4 leases during 1997. Additionally, the Company acquired 10 existing leases in connection with the prepayment of the intercreditor loan in 1997.

Equipment  Disposition
----------------------

In 1998, the Company disposed of $6.8 million of portfolio equipment (measured by its original cost) on operating leases and disposed of $139,000 on direct finance leases, reducing the total equipment (net of depreciation, pay-down and write-downs) on operating leases and direct finance leases to $702,000 and $359,000, respectively. In 1997, the Company disposed of $4.0 million of the Company's portfolio equipment (measured by its original cost) on operating leases and disposed of $590,000 on direct finance leases, reducing the total equipment (net of depreciation, pay-down and write-downs) on operating leases and direct finance leases to $232,000 and $521,000, respectively. In 1997, the Company, as a result of a commitment from the previous management and board, sold $1,300,000 (based on original cost) of equipment under one lease from the portfolio prior to lease expiration.

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

Remarketing efforts are pursued on a direct retail sale, wholesale or lease basis. The Company's fleet equipment remarketing experience has shown that generally the greatest residual value is realized by initially re-leasing equipment, rather than immediately selling it. Therefore, the Company has concentrated its remarketing efforts on re-leasing, although re-leasing involves more risks than selling because lessees of used equipment are generally smaller, less creditworthy enterprises than the Company's initial lessees. The Company sells fleet equipment through its retail sales center located in Elizabeth, New Jersey. Additionally, the Company uses indirect retail sales centers in California, Georgia, Illinois and Texas.

Retail  and  Wholesale  Activities
----------------------------------

     As previously mentioned, CAM acquired Tomahawk for purposes of enhancing its remarketing of used transportation equipment. The acquisition of Tomahawk provides the Company with five additional retail centers in Conley, Georgia; Pompano Beach and Orlando, Florida; Richmond, Virginia; and Kansas City, Missouri, in addition to its previously existing location in Elizabeth, New Jersey. Tomahawk also provides additional wholesale opportunities from its Conley, Georgia headquarters. The Company will derive significant revenues from The retail and wholesale of used transportation equipment through CAM's Tomahawk business unit. In addition, the Company's ability to utilize retail pricing to establish residual values on lease transactions will provide the Company with a competitive advantage in its retail centers throughout the domestic marketplace. CAM maintains an extensive database of used equipment sources and customers and continually updates this information through a fully staffed telemarketing group.

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

Competition
-----------

The principal methods by which the Company competes are its ability to underwrite the lease transactions which it originates; its knowledge of the equipment used by its lessees; the training and experience of its personnel; the relationships and reputation it has established with lessees, equipment suppliers and financial institutions; its ability to adapt to changing regulations and tax laws; and its experience in successfully remarketing the equipment at lease termination. Additionally, the Company's ability to provide in-house retail distribution channels provides advantages in establishing pricing for lease origination transactions and improving overall fleet management and total holding costs for the customer.

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

BUSINESS  PLAN
--------------

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

The Company enjoys a reputation as one of the premier transportation equipment remarketers in the industry. The Company believes there is a significant opportunity to offer lease and rental companies, finance companies, utilities, municipalities, and transportation companies an outlet for their used equipment other than the traditional low-end auction channels. The Company further believes the acquisition of Tomahawk will enhance the distribution of this equipment at lease expiration.

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


Year  2000  Disclosure
----------------------

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

While it is difficult to classify our state of readiness, we believe that our internal plans should have the Company ready for the year 2000 to avoid any material Y2K issues. We have completed the assessment, testing systems and developing contingency plans. Management is in constant communication with its IT personnel and has made and will continue to make reports to the Company's Board of Directors.

In 1998 the Company made several improvements to its Internet presence (http://www.chancellorcorp.com) as part of the Company's strategy to further
         ---------------------
incorporate technology into its marketing and customer service initiatives. The Company's goal for 1999 is to create a simple, well-designed and useful Internet destination by redesigning the site and expanding content to improve its usefulness as a business resource for customers and an informational tool for investors.

     During second quarter of 1999, the Company plans to launch a comprehensive upgrade to its Internet site designed to be more user friendly. The new
Chancellor site will showcase the Company's truck and trailer inventory available through its New Jersey retail location, provide online and downloadable lease applications for fleet managers, and improve the quality and quantity of corporate and financial information tailored for the investment community.


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

The used transportation equipment market also presents one of the most fragmented markets available. Dominated by local dealers and manufacturer remarketers, the used transportation equipment market presents Chancellor an opportunity for consolidation in this industry. The Company's management believes that a significant opportunity exists to offer lease and rental companies, finance companies, utilities, municipalities, and transportation companies a retail outlet for their used equipment as opposed to the current wholesale and auction outlets currently used.

The Company also views its efforts to be a global originator/remarketer of transportation and non-transportation equipment as an element to its corporate growth strategy over the next 5 to 7 years. The additional international revenue streams, where margins are significantly higher than the domestic market, will help facilitate the Company's goal of increasing profitability. Exposure on these transactions will be mitigated through the use of credit enhancement, letters of credit and other similar instruments. The Company's management is committed to a strategy providing for international diversification within emerging global markets.

Additionally, the Company has made significant progress in establishing a presence in the Republic of South Africa ("RSA") as a premier financial services company in this region. The Company's efforts as a key contributor in the economic development of the RSA are demonstrated indirectly through an investment in the New Africa Opportunity Fund, LP ("NAOF.)

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

The Company also leases a retail center in Elizabeth, New Jersey. This location is utilized for the storage, display, and selling of used transportation equipment. This facility is leased under a non-cancelable arrangement with the remaining term of one year. The monthly rent of this facility as of December 31, 1998 is approximately $4,500.

ITEM  3.     LEGAL  PROCEEDINGS
-------      ------------------

As of 12/1/99, all material litigation involving the Company has been settled and grievances have been resolved. The Company is involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-------      -----------------------------------------------------------

     None.
     -----

                                     PART II
                                     -------



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

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
-------      -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

     The analysis below is reflected of the Company, and does not give rise to further analysis of the Management Agreement with Tomahawk.


Results  of  Operations
-----------------------

     Year  Ended  December  31,  1998  vs.  December  31,  1997
     ----------------------------------------------------------

     Revenues. Total revenues for the year ended December 31, 1998 was $10,708,000 as compared to $4,433,000 for the prior year, an increase of $6,275,000 or 141.6%. For the year ended December 31, 1998, transportation equipment sales were $6,165,000 as compared to no sales for the corresponding prior year. This significant revenue stream is attributable in part to a major purchase and sale of equipment from the buy-out of a portfolio resulting in approximately $5,647,000 of revenues recorded. The Company will also utilize the competitive advantage provided by its access to retail pricing for residual values to aid in the ability to improve competitiveness within the Company's lease origination business unit. For the year ended December 31, 1998, rental income increased by $72,000 or 8.3% as compared to the prior year. The increase in rental income is attributable primarily to the addition of certain equipment acquired in connection with the purchase of several portfolios. For the year ended December 31, 1998, lease underwriting income decreased by $219,000 or 74.7% as compared to the prior year. Lease underwriting income decreased due to a higher concentration of broker related activity that results in a lower overall revenue stream. The Company does, however, continue its lease origination rebuilding process through the addition of key senior management and sales personnel, and development of strategic alliances to provide future growth in this area. For the year ended December 31, 1998, direct finance lease income decreased by $162,000 or 59.6%, as compared to the prior year. The decrease in direct finance lease income is attributable primarily to the lack of additions to its portfolio of direct finance leases in 1998 as compared to the addition of 10 leases in 1997. For the year ended December 31, 1998, gains from portfolio remarketing increased by $573,000 or 71.5% as compared to the prior year. The increase in gains from portfolio remarketing is attributable to the increase in sales of portfolio assets during the year ended December 31, 1998 as compared to the prior year. For the year ended December 31, 1998, fees from remarketing activities decreased slightly by $81,000 or 5.4% as compared to the prior year. This decrease is attributable, in part, to management's efforts to increase the level of activity in the sales of used transportation equipment. For the year ended December 31, 1998, other income decreased by $224,000 or 33.7% as compared to the corresponding prior year period. The decrease is attributable in part to the inclusion of certain consulting fees earned in 1997 that were not recurring in 1998.

     Costs and Expenses. Total costs and expenses for the year ended December 31, 1998 was $10,184,000 as compared to $7,152,000 for the prior year, an increase of 3,032,000 or 42.4%. The increase is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales was $5,647,000 for the year ended December 31, 1998 and resulted in an overall gross margin of 8.4%. Selling, general and administrative expenses for the year ended December 31, 1998 was $3,949,000 as compared to $6,412,000 for the corresponding prior year, a decrease of $2,463,000 or 38.4%. For the year ended December 31, 1998, selling, general and administrative expenses included recovered reimbursable administration costs of $1,498,000 as compared to $405,000 for the corresponding prior year. Net of the reimbursable administration costs selling, general and administrative costs decreased to $5,447,000 for the year ended December 31, 1998 as compared to $6,817,000 for the corresponding prior year, a decrease of $1,370,000 or 20.1%. The decrease in selling, general and administrative expenses reflects the success of management's cost containment and stabilization efforts that were finalized in 1997. Management believes it has successfully implemented its cost containment and stabilization strategy. These cost improvements have resulted in a stabilization of the corporate infrastructure and provide a firm foundation for the new management team to implement the growth phase of its business plan.

     Interest expense for the year ended December 31, 1998 was $111,000 as compared to $281,000 for the prior year, a decrease of $170,000 or 60.5%.

     Depreciation and amortization expense for the year ended December 31, 1998 was $477,000 as compared to $459,000 for the prior year, an increase of $18,000 or 3.9%.

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

     Net Income. Net income for the year ended December 31, 1998 was $524,000 as compared to a net loss of $1,802,000 for the prior year, an increase of $2,326,000 or 129.1%. The increase in net income is primarily attributable to the significant increase in revenues, primarily from the retail and wholesale of used transportation equipment, the buy-out of leases from portfolios, and continued improvements in the containment of costs. Basic net income per share for the year ended December 31, 1998 was $0.02 per share as compared to a ($0.12) net loss per share for the prior year, an increase of $0.14 per share. The increase is due primarily to the marked increase in overall net income resulting from significant revenue growth .


Liquidity  and  Capital  Resources
----------------------------------

     The Company recognized a net increase in cash and cash equivalents for the year ended December 31, 1998 of $515,000. Operating activities used cash of $2,283,000 during the year ended December 31, 1998. Investing activities provided cash of $946,000 during the year ended December 31, 1998 and is primarily a result of investments in South Africa. Financing activities provided cash of $1,852,000 during the year ended December 31, 1998 and is primarily a result of increases in stock issuance. Cash and cash equivalents amounted to $612,000 at December 31, 1998 as compared to $97,000 at December 31, 1997, an increase of $515,000 or 530.9%.

     The Company is provided management and consulting services by VMI, Corporation ("VMI") an affiliate of the Company's majority stockholder, pursuant to a consulting agreement approved by the shareholders at the 1995 Annual Meeting of the Stockholders, as amended in July 1998. VMI provides specified services including, but not limited to, general business consulting, the development and implementation of the Company's 1997 transition and turnaround strategies, development of domestic and international business opportunities and growth strategies, identification and development of strategic alliances, and support of merger and acquisition activity. Vestex Capital Corporation ("VCC"), an additional affiliate of the Company, provided specified services including debt and equity raising efforts, and other financing activity. VCC is paid fees related to debt and equity transactions up to 3.0% and 7.5%, respectively, of the amount of financing raised in addition to related expenses. VMI provides services to the Company on operational and other matters for which it is compensated at levels negotiated with the Company.

During 1998, VCC investigated numerous strategic alliances and merger and acquisition opportunities on behalf of the Company. In connection with this activity, VCC was instrumental in the negotiation and consummation of the Lease Servicing Agreement entered into on November 1, 1998 among Chancellor Leasing Services, Riviera Finance - East Bay and United Capital and Finance LLC. VCC continues to negotiate and manage the Company's financing, acquisition and investment efforts in the Republic of South Africa and other international opportunities. VCC was instrumental in the development and implementation of the strategy to buy-out and acquire investment grade transportation equipment portfolios. As a result of this strategy, the Company acquired portfolios valued at an original equipment cost of approximately $22,000,000. The acquisition of these portfolios was further facilitated by VCC assisting in arranging approximately $8,000,000 of financing to effect the portfolio buy-out. VCC was also instrumental in recruiting and attracting key employees to the Company. Additionally, VCC provided these key employees warrants to purchase Chancellor common stock, beneficially owned by VCC and valued at approximately $1,752,300. VCC's activities provided sources of funding to the Company of approximately $6,500,000, and $300,000 for fees for services and reimbursable expenses, respectively, converted into debt and equity instruments of the Company. This included the purchase of 1,946,146 shares of the Company's common stock at a price of $.69 per share. Additionally, VCC infused approximately $755,000 of cash and paid expenses of approximately $670,000 on behalf of the Company during 1998. As a result, in part, of VCC's activities and services provided, the Company's net worth increased to $2,362,000 at December 31, 1998 from $227,000 as of December 31, 1997 and from an approximate $2,550,000 negative net worth as of December 31, 1996.

     The Company undertook a review of its trust portfolio, including consultation with legal counsel and industry consultants, and determined that it had not been recovering costs associated with administering the trusts. Management's review determined that approximately $22,000,000 of costs for periods prior to 1997 had not been recovered from the trusts. The Company has recorded approximately $1,498,000 and $994,000 of cost recoveries in the years ended December 31, 1998 and 1997, respectively. For periods prior to 1997, $1,868,000 was recovered. Management makes no representations concerning the Company's ability to recover any further costs for periods prior to 1997 or thereafter. Further recoveries for periods prior to 1997 are contingent upon the current status of the specific trusts and the Company's level of recovery efforts. Consequently, the Company will record any further recoveries as income in the period in which collection is assured.

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

     The Company anticipates it will continue to dedicate substantial resources toward the further development and improvement of its remarketing and retailing capabilities and believes that this business unit will continue to be a profit center for the Company. The Company's strategy is to further exploit its remarketing expertise by continuing to develop its ability to sell remarketing services to other lessors, fleet owners, and lessees and also to create a dealer capability under which the Company would buy and resell fleet equipment. The Company will also expand its used transportation equipment retail and wholesale capabilities through addition of retail centers through internal growth and acquisitions. This improved capability will be used as a competitive advantage that will enable the Company to provide a "total holding cost" concept when competing for new lease origination deals. The Company's retail and wholesale business unit will both provide an improved outlet for other lessors, financial institutions, and fleet owners to dispose of used transportation equipment and a source of quality used transportation equipment for fleet owners and owner-operator. The Company will also aggressively promote its Internet capabilities to further promote its business activities and as an e-commerce tool.

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

          The Company's renewal or replacement of recently expired lines, its expected access to the public and private securities markets, both debt and equity, anticipated new lines of credit (both short-term and long-term and recourse and non-recourse), anticipated long-term financing of individual significant lease transactions, and its estimated cash flows from operations are anticipated to provide adequate capital to fund the Company's operations for the next twelve months. Although no assurances can be given, the Company expects to be able to renew or timely replace expired lines of credit, to continue to have access to the public and private securities markets, both debt and equity, and to be able to enter into new lines of credit and individual financing transactions.


Contractual  -  Tomahawk  Liability
-----------------------------------

     As previously discussed, although the Company did not have a formal closing with Tomahawk until January 1999, the Company was contractually liable at December 31, 1998 for approximately $11,200,000 of liabilities. The purchase was effected January, 1999 (see footnote 18 for details).


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

ITEM  7.     FINANCIAL  STATEMENTS
-------      ---------------------

     The  following  documents  are  filed  as  a  part  of  this report on Form
     ---------------------------------------------------------------------------
10-KSB-A:
--------
                                                                        Page No.

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


ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
-------      -------------------------------------------------------------------
FINANCIAL  DISCLOSURES
----------------------

          On February 25, 1999, our Audit Committee and Board of Directors approved the dismissal of our independent accountants, Reznick Fedder & Silverman, P.C. ("Reznick Fedder"). We provided Reznick Fedder with the reasons for the dismissal in a letter on March 4, 1999. The reasons include, but are not limited to: (i) disagreements on fees billed by Reznick Fedder for services, including, but not limited to, due diligence and business advisory services in connection with merger and acquisition activity, in the prior year and estimated fees in connection with the proposed 1998 audit engagement, (ii) a lack of commitment by Reznick Fedder to ensure timely completion of the 1998 audit and timely filing of the 1998 Annual Report on Form 10-KSB-A, (iii) dissatisfaction as to the timeliness of Reznick Fedder's provision of business advisory reports and recommendations in general and Management Reports pursuant to the requirements of Statements on Auditing Standards No. 61 in particular, and (iv) personality conflicts between Reznick Fedder's audit team and management, including disagreements concerning the quality of staffing provided previously.

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

          By letter dated March 15, 1999, Reznick Fedder has indicated that, based on the limited information provided to them as of February 6, 1999, it did not appear that the purchase of Atlanta based MRB, Inc. and affiliates d/b/a Tomahawk Truck & Trailer Sales, Inc. ("MRB") should be reflected as of August 1, 1998, as stated in our Current Report on Form 8-K filed on February 12, 1999. Reznick Fedder based its preliminary determination on the August 1, 1998
Management Agreement, the January 29, 1999 Stock Purchase Agreement, and the January 29, 1999 Loan Agreement, each with MRB, as indicated in Reznick Fedder's letter to us dated March 8 (incorporated by reference from Exhibit 99 to the Company's Form 8-K/A filed with the Securities and Exchange Commission on March 22, 1999).

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

     The Company had initially filed its 1998 10-KSB on April 14, 1999, whereby the Company included Tomahawk in its consolidated financial statements. Upon additional review and discussions with the Securities and Exchange Commission, the Company has filed this amended 10-KSB-A to reflect the financial statements without Tomahawk as of August 1998, and recorded the transaction as of January, 1999.

                                    PART III
                                    --------

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

ITEM  14.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
--------      -------------------------------------

Exhibits:
---------
(a)          2          Stock Purchase Agreement, dated January 29, 1999, by and
among Chancellor Asset Management, Inc, M. Rea Brookings and David F. Herring (incorporated by reference from Exhibit 2 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 12,
1999).

3.1 Restated Articles of Organization of the Company (Incorporated by reference from Exhibit 3A to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 22, 1983 (Registration Statement)), as amended by Articles of Amendment filed with the Massachusetts Secretary of the Commonwealth on May 18, 1990 (incorporated by references from
Exhibit 3(a) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1991), as amended by Articles of Amendment filed with the Massachusetts Secretary of the Commonwealth on January 26, 1995 (incorporated by reference from Exhibit 3(a) to the Company's Annual Report, Form 10-K, for the year ended December 31, 1994) and as amended by Articles of Amendment files with the Massachusetts Secretary of the Commonwealth on October 27, 1997 (incorporated by reference from Exhibit 3(a) to the Company's annual report, Form 10-KSB-A, for the year ended December 31, 1997).

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

10.22 Security Agreement, dated as of December 22, 1998, by and among Chancellor Corporation and Vestex Capital Corporation.

10.23 Employment Agreement, dated October 1, 1998, by and among Chancellor Corporation and Franklyn E. Churchill.

16(a) Letter dated January 9, 1997, from Deloitte & Touche LLP (incorporated by reference from Exhibit to the Company's Amendment No. 1 to Form 8-K filed with the Securities and Exchange Commission on January 13, 1997 and dated December 6, 1996).

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

     Copies of these exhibits are available to stockholders of record at a charge of $.09 per page, plus postage upon written request. Direct requests to:
Jon  Ezrin,  Treasurer,  Chancellor  Corporation,  210  South Street, Boston, MA
02111.

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



                                                 /s/ METCALF RICE FRICKE & DAVIS

Atlanta,  Georgia
April  13,  1999,  except  for  Notes  7,  10,
14  and  18  which  are  as  of  December  30,  1999.

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





                                                  /s/ REZNICK FEDDER & SILVERMAN

Boston,  Massachusetts
March  18,  1998,  except  for  Note  V
which  is  as  of  March  27,  1998

 .                                       F2

                      CHANCELLOR CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)


                                                                    December 31,
                                                                        1998
                                                                   --------------
 ASSETS

 Cash and cash equivalents                                         $         612
 Receivable, net                                                           2,880
 Inventory                                                                    36
 Net investment in direct finance leases                                     359
 Equipment on operating lease, net of accumulated depreciation
       of $2,351                                                             702
 Residual values, net                                                        219
 Furniture and equipment, net of accumulated depreciation
       of $1,221                                                             807
 Other investments                                                         1,000
 Intangibles, net                                                            111
 Other assets, net                                                         1,460
                                                                   --------------

        Total Assets                                               $       8,186
                                                                   ==============

 Liabilities and Stockholder's Equity

 Accounts payable and accrued expenses                             $       3,572
 Deferred revenue                                                          1,068
 Indebtedness:
   Nonrecourse                                                               889
   Recourse                                                                  295
                                                                   --------------
          Total Liabilities                                                5,824
                                                                   --------------

 Stockholders' Equity:
   Preferred Stock, $.01 par value; 20,000,000 shares authorized:
      Convertible Series AA, 5,000,000 shares issued
         and outstanding                                                      50
      Convertible Series B, 2,000,000 shares authorized,
        none issued and outstanding                                            -
   Common stock, $.01 par value; 75,000,000 shares authorized,
         38,541,895 shares issued and outstanding                            385
   Additional paid-in capital                                             29,943
   Accumulated deficit                                                   (28,016)
                                                                   --------------
         Total Stockholder's Equity                                         2,362
                                                                   --------------

   Total Liabilities and Stockholder's Equity                      $       8,186
                                                                   ==============

                The accompanying notes are and integral part
             of these condensed consolidated financial statements

                        CHANCELLOR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         (In Thousands, Except Per Share Data)


                                                                   December 31,
                                                                1998          1997
                                                             -----------  ------------
REVENUES:

   Transportation equipment sales                            $     6,165  $         -
   Rental income                                                     942          870
   Lease underwriting income                                          74          293
   Direct finance lease income                                       110          272
   Interest income                                                   195           44
   Gains from portfolio remarketing                                1,374          801
   Fees from remarketing activities                                1,407        1,488
   Other income                                                      441          665
                                                             -----------  ------------
                                                             $    10,708  $     4,433
                                                             -----------  ------------

COSTS AND EXPENSES:

   Cost of transportation equipment sales                          5,647            -
   Selling, general and administrative                             3,949        6,412
   Interest expense                                                  111          281
   Depreciation and amortization                                     477          459
                                                             -----------  ------------
                                                                  10,184        7,152
                                                             -----------  ------------

Earnings before taxes                                                524       (2,719)
                                                             -----------  ------------

Provision for income taxes                                             -           13
Income (loss) before extraordinary item                              524       (2,732)
                                                             -----------  ------------

Extraordinary item - gain on debt forgiveness                          -          930

Net income                                                   $       524  $    (1,802)
                                                             -----------  ------------
Basic net income per share:
  Income (loss) before extraordinary item                    $      0.02  $     (0.18)
  Extraordinary item                                                   -         0.06
                                                             -----------  ------------
  Net income (loss)                                          $      0.02  $     (0.12)
                                                             ===========  ============

Shares used in computing basic net income (loss) per share    32,195,162   15,224,432

                The accompanying notes are and integral part
             of these condensed consolidated financial statements

                                        CHANCELLOR CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        YEARS ENDED DECEMBER 31, 1998 AND 1997
                                                    (In Thousands)



                         Preferred Stock       Common Stock     Additional              Treasury Stock     Stockholders
                        -----------------  -------------------  Paid - In Accumulated --------------------    Equity
                        Shares    Amount    Shares    Amount     Capital    Deficit    Shares     Amount    (Deficit)
                        -------  --------  --------  ---------  ---------  ---------  ---------  ---------  ----------
BALANCE, 1/1/97          5,000   $    50     6,567   $     65   $ 24,609   $(26,738)     1,431   $   (536)  $  (2,550)

Preferred stock
   Series A issued         711         7                           1,343                                        1,350

Preferred stock
   Series AA issued      3,000        30    20,250                   870                                          900

Common stock issued                                       203      2,123                                        2,326

Exercise of stock
 options                                        15                     3                                            3

Retirement of treasury
  stock                                     (1,431)       (14)      (522)               (1,431)       536        ----

Net loss                                                                     (1,802)                           (1,802)
                        -------  --------  --------  ---------  ---------  ---------  ---------  ---------  ----------

BALANCE, 12/31/97        8,711        87    25,401        254     28,426    (28,540)     -----       ----         227

Preferred stock,
  Series A converted
  to common stock         (711)       (7)    7,105         71        (64)                                        ----

Preferred stock,
  Series AA converted
  to common stock       (3,000)      (30)    3,000         30       ----                                         ----

 Common stock issued                         2,146         21      1,296                                        1,317

 Exercise of stock
  options                                      892          9        284                                          293

Additional paid in
 capital                                                               1                                            1

 Net income                                                                     524                               524
                        -------  --------  --------  ---------  ---------  ---------  ---------  ---------  ----------

 BALANCE, 12/31/98       5,000   $    50    38,544   $    385   $ 29,943   $(28,016)  $   ----   $   ----   $   2,362
                        =======  ========  ========  =========  =========  =========  =========  =========  ==========

                The accompanying notes are and integral part
             of these condensed consolidated financial statements

                         CHANCELLOR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In Thousands)

                                                                  Years Ended December 31,
                                                                       1998      1997
                                                                     --------  --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                                 $   524   $(1,802)
                                                                     --------  --------
   Adjustments to reconcile net income (loss)
     to net cash (used in) provided by operating activities:
     Depreciation and amortization                                       477       459
     Residual value estimate realizations and
       reductions, net of additions                                      246       283
     Gain on debt forgiveness                                              -      (930)
     Changes in assets & liabilities:
      Receivables                                                     (2,213)    1,896
       Inventory                                                         (36)        -
        Accounts payable & accrued expenses                           (2,334)    1,813
       Increase in deferred revenue                                    1,053        15
                                                                     --------  --------
                                                                      (2,807)    3,536
                                                                     --------  --------
               Net cash (used in) provided by operating activities    (2,283)    1,734
                                                                     --------  --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Leased equipment held for underwriting                                502       729
   Net investments in direct finance leases                              162       227
   Equipment on operating lease                                         (588)       59
   Other investments                                                       -      (185)
   Net change in cash restricted and escrowed                          2,419     1,134
   Additions to furniture and equipment, net                            (172)   (1,018)
   Net change in other assets                                         (1,377)      141
                                                                     --------  --------
          Net cash provided by investing activities                      946     1,087
                                                                     --------  --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in indebtedness - nonrecourse                                688        40
   Increase in indebtedness - recourse                                   755     1,879
   Repayments of indebtedness - nonrecourse                             (327)     (701)
   Repayments of indebtedness - recourse                                (875)   (3,966)
   Issuance of common stock, net                                       1,611         3
                                                                     --------  --------
           Net cash provided by financing activities                   1,852    (2,745)
                                                                     --------  --------

-------------------------------------------------------------------
 Net increase in cash and cash equivalents                               515        76
 Cash and cash equivalents at beginning of period                         97        21
                                                                     --------  --------
 Cash and cash equivalents at end of period                          $   612   $    97
                                                                     ========  ========

                The accompanying notes are and integral part
             of these condensed consolidated financial statements

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.   Business  Organization  and  Significant  Accounting  Policies
     --------------------------------------------------------------

     Business
     --------

          Chancellor Corporation and Subsidiaries (the "Company") are engaged in
(1) buying, selling, leasing and remarketing new and used equipment, primarily transportation, material handling and construction equipment, (2) managing equipment on and off-lease, and (3) arranging equipment-related financing. The Company's primary market has historically been the United States. During 1998, the Company expanded its market presence to include minor activities in international markets such as Russia and the Republic of South Africa.

     Principles  of  Consolidation
     -----------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts, transactions and profits and losses have been eliminated in consolidation.

Accounting  for  Estimates
--------------------------

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These assumptions could change based on future experience and, accordingly, actual results may differ from these estimates.

     Revenue  Recognition
     --------------------

     Transportation equipment sales - Revenues on transportation equipment sales is recognized in the period in which the sale is completed and title is transferred. Deposits on transportation equipment, that may be required under certain financing contracts, are shown as deposits on sales and included in accrued expenses.

     Lease underwriting income - Lease underwriting fees arise from the sale of equipment leasing transactions and include cash underwriting margins and residual value fees. The excess of the sales price of equipment to an investor (including the assumption of any nonrecourse indebtedness) over its cost to the Company represents lease-underwriting fees. The Company typically arranges for the lease of equipment to a lessee and, in some cases for borrowings to finance the purchase of the equipment, assigning lease rentals to secure such borrowings on a nonrecourse basis. If the Company elects to sell the transaction (as opposed to retaining the transaction for its own portfolio), the equipment, subject to the lease and the borrowing (if any), is then sold to investors. Consideration for the sale of the leased equipment to investors is normally in the form of a cash investment.

Residual value fees arise from the sale of lease transactions to investors. These fees represent the Company's present value share of the future residual value of the leased equipment that the Company expects to realize upon successful remarketing of the equipment. The Company accounts for these transactions by booking the income during the period in which it is recognized.

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

     Reimbursable  Expenses
     ----------------------

The Company is entitled to reimbursement of expenses incurred in the remarketing of certain equipment as outlined in various remarketing agreements. Pursuant to the terms of the trust agreements, the Company is permitted to charge the trusts for costs associated with administrating the trust. The reimbursement of these costs is recorded as a reduction of general and administrative expenses.

     Residual  Values
     ----------------

     The Company reviews recorded residual values on an annual basis. Write downs in estimated residual values, due to declines in equipment value or the financial creditworthiness of individual customers and major industries into which the Company leases equipment, are recorded when considered other than temporary. The residual valuation is based on independent valuation of the equipment held under trust lease and its internal valuation assessments. The Company also reviews current market analyses and trends of the industry for comparative valuations.

     Cash  and  Cash  Equivalents
     ----------------------------

     The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

     Concentration  of  Credit  Risk
     -------------------------------

     The Company maintains its cash balances in several banks. The Federal Deposit Insurance Corporation insures up to $100,000 of the balances held by each bank. The Company also has arrangements whereby the funds in excess of specified cash balances are invested in overnight repurchase agreements and such overnight investments are collateralized by high-grade corporate debt securities. As of December 31, 1998, the uninsured portion of the cash balances held at one bank was approximately $573,000, of which $532,000 was invested in overnight repurchase agreements.

Inventory
---------

All inventories are valued at the lower of cost or market. The cost of transportation equipment, including reconditioning parts and other direct costs, is determined using the specific identification method.

Furniture,  Equipment  and  Leaseholds
--------------------------------------

     Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, typically 3 to 7 years. Leasehold improvements are amortized over the lease term.

Intangibles
-----------

     Intangibles primarily consist of goodwill, which is amortized over an estimated life of ten years using the straight-line method.

     Income  Taxes
     -------------

     Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires an asset and liability approach for financial accounting and reporting for income taxes. In addition, future tax benefits, such as net operating loss tax carry forwards, are recognized to the extent realization of such benefits is more likely than not.

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

     Basic net loss per share amounts are computed based on the weighted average number of common shares and diluted net loss per share amounts are based on common and common equivalent shares, when dilutive. Diluted net loss per share is not presented for 1998 and 1997 since common stock equivalent shares from convertible preferred stock and from stock options and warrants are antidilutive.

Supplemental  Cash  Flow  Information
-------------------------------------

     Cash paid for income taxes during 1998 and 1997 was $13,000 and $13,000, respectively. Interest paid during 1998 and 1997 was $63,000 and $340,000, respectively.

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

Impact  of  the  Year  2000  Issue
----------------------------------

     The Company has commenced efforts to assess and, where required, remediate issues associated with Year 2000 ("Y2K") issues. Generally defined, Y2K issues arise from computer programs which use only two digits to refer to the year and which may experience problems when the two digits become "00" in the year 2000. In addition, imbedded hardware microprocessors may contain time and two-digit year fields in executing their functions. Much literature has been devoted to the possible effects such programs may experience in the Year 2000, although significant uncertainty exists as to the scope and effect the Y2K issues will have on industry and the Company.

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

The failure of either the Company, its vendors or clients to correct the systems affected by Y2K issues could result in a disruption or interruption of business operations. The Company uses computer programs and systems in a vast array of its operations to collect, assimilate and analyze data. Failure of such programs and systems could affect the Company's ability to track assets under lease and properly bill. Although the Company does not believe that any of the foregoing worst-case scenarios will occur, there can be no assurance that unexpected Y2K problems of the Company and its vendors' and customer's operations will not have a material adverse effect on the Company.

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

     Foreign  Currency  Translation
     ------------------------------

The Company uses the US dollar as its functional currency. Foreign currency assets are recoverable in US dollars, including equipment lease payments. However, the Company has recorded an allowance equal to the net book value for lease receivables from a party in Russia. The effect of any foreign currency fluctuations is not considered material in these financial statements.

2.     Receivables

     Receivables consists of the following as of December 31, 1998 (in thousands):

                               December 31,
                                   1998
Note receivable                $       1,242
Receivables from trust, net              855
Loans receivable                         373
Other notes receivable                   137
Accrued rents receivable, net             40
Interest receivable                      104
Other receivables                        129
                               -------------

                               $       2,880

Receivables from trusts include amounts due the Company for cash outlays associated with the remarketing of equipment of $72,000. These amounts will be collected upon successful remarketing of such equipment. Additionally, receivables from trusts include amounts due for costs incurred by the Company for administration of the trusts in accordance with the trust agreements of $1,764,000. Collection of costs of administration is not certain due to numerous factors and is, therefore, included net of the estimated reserve.

Accrued rents represent amounts due from portfolio leases, net of an allowance of $88,000.

3.     Residual  Values,  Net
       ----------------------

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

     The activity in the residual value accounts for the years ended December 31, 1998 and 1997 is as follows (in thousands):


                                          December 31,
                                         --------------
                                              1998        1997
                                         --------------  ------
Residual values, beginning of year, net  $         465   $ 748
Residual realization                              (204)   (283)
Residual value estimate reduction                  (42)   ----

Residual values, end of year, net        $         219   $ 465


                                          December 31,
                                         --------------
                                              1998        1997
                                         --------------  ------
Residual values, beginning of year, net  $         465   $ 748
Residual realization                              (204)   (283)
Residual value estimate reduction                  (42)   ----

Residual values, end of year, net        $         219   $ 465


     Residual value estimate reductions represent reductions in expected future residual values on certain equipment, the residuals that were substantially all recorded prior to 1997. Such reductions resulted from an extensive review and valuation of all assets owned, leased and managed by the Company. For the years ended December 31, 1998 and 1997, the Company realized income of approximately $1,407,000 and $1,488,000, respectively, relating to the remarketing of equipment for which no residuals were recorded or realized amounts exceeded the booked residual.

Aggregate residual value fees expected to be realized as of December 31, 1998 are as follows (in thousands):



Years ending December 31:
1999                        $ 102
2000                           74
2001                            8
2002                            2
2003                         ----
Thereafter                     33
                           ------
                            $ 219


4.   Net Investment in Direct Finance Leases and Equipment on Operating Lease:
     ------------------------------------------------------------------------

     Net investment in direct finance leases consisted of the following as of December 31, 1998 (in thousands):


                                            December 31,
                                                1998
Minimum lease payments receivable          $         389
Estimated unguaranteed residual values of
      leased equipment, net                           53
Less:  Unearned income                               (83)

                                           $         359

     The cost of equipment on operating lease by category of equipment consists of the following as of December 31, 1998 (in thousands):

                                 December 31,
                                     1998
Transportation equipment         $         819
Other equipment                          2,234
                                         3,053
                                 -------------

Less - accumulated depreciation          2,351

                                 $         702

The aggregate amounts of minimum lease payments to be received from noncancelable direct finance and operating leases are as follows (in thousands):


                            Direct
Year ending December 31:   Finance   Operating
                                     ----------
1999                       $    195  $      219
2000                            110          34
2001                             72          31
2002                              8          30
2003                              4          30

                           $    389    $    344


5.     Accounts  Payable  and  Accrued  Expenses:
       -----------------------------------------

     Accounts payable and accrued expenses consists of the following as of December 31, 1998 (in thousands):


                                                     December 31,
                                                         1998
Trade accounts payable                               $         358
Payables to investors                                        1,361
Contribution payable to New Africa Opportunity Fund            650
Accrued commissions payable                                     53
Accrued legal and accounting fees                              272
Accrued interest payable                                        95
Other accrued expenses                                         783

                                                     $       3,572


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

7.     Non-Recourse  and  Recourse  Debt
       ---------------------------------

     Non-recourse indebtedness consists of notes payable to banks and financial institutions arising from assignments of the Company's rights, (most notably the right to receive rental payments) as lessor, at interest rates ranging from 7.8% to 13.6%. Amounts due under nonrecourse notes are obligations of the Company, which are secured only by the leased equipment, and assignments of lease receivables, with no recourse to any other assets of the Company. The Company is at risk, however, for the amount of residual value booked on equipment for its own portfolio in the event of a lessee default.

     Aggregate future maturities of non-recourse debt as of December 31, 1998 are as follows (in thousands):



Years ending December 31:
1999                        $698
2000                          87
2001                          91
2002                          13
                             ---
                            $889
                            ====


     Recourse debt consists of the following as of December 31, 1998 (in thousands):

                                                                December 31,
                                                                    1998
Promissory note payable to the Company's majority
  stockholder, bearing interest at the prime rate (7.75% at
  December 31, 1998) plus 2%, principal and accrued interest payable December 31, 2001, secured by substantially
  all of the assets of the Company.                             $          39


Subordinated promissory note payable to a former
   stockholder of the Company, bearing interest at the prime
   rate (7.75% at December 31, 1998) plus 1%, principal and
   accrued interest payable on demand.                                    200

Equipment line of credit with two leasing companies, aggregate monthly payments of $2,183 and leases expiring from
   November 2000 to January 2001                                           56
                                                                          295
Less - current portion                                                    220
                                                                     --------
                                                                $          75
                                                                 ============

     Aggregate future maturities of recourse debt as of December 31, 1998 are as follows (in thousands):


Years ending December 31:
1999                        $220
2000                          23
2001                          46
2002                           6
                             ---
                            $295
                            ====


8.   Income  Taxes
     -------------

     The provision (benefit) for income taxes consists of the following (in thousands):


                1998      1997
           -----------  ------
Current:
        Federal  $----  $----
        State     ----     13

Deferred:
        Federal   ----   ----
        State     ----   ----

                 $----  $  13

 A reconciliation of the rate used for the provision (benefit) for income taxes is as follows:

                                                     1998    1997
                                                    ------  ------
Tax benefit at statutory rate                        34.0%   34.0%
Net operating loss carry forward benefit for which
      utilization is not assured and other items    (34.0)  (34.0)

                                                      0.0%    0.0%


     The Company files consolidated federal income tax returns with all of its subsidiaries. As of December 31, 1998, the Company has net operating loss carry forwards of approximately $21,771,000 available for federal tax purposes, which expire in the years 2001 through 2012. In addition, at December 31, 1998, the Company has investment tax credit carry forwards for federal income tax purposes available to offset future taxes of approximately $1,855,000 expiring in the years 1999 through 2002 and minimum tax credit carry forwards for federal income tax purposes available to offset future taxes of approximately $135,000 which do not expire. For federal tax purposes, utilization of net operating losses and tax credit carry forwards will be limited in future years as a result of a greater than 50% change in ownership which occurred in July 1995.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards.

The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1998 are as follows (in thousands):

                                                             December 31,
                                                                 1998
Deferred tax liabilities:
        Differences between book and tax basis of property  $         189

Deferred tax assets:
        Reserves not currently deductible                             552
        Net operating loss carry forwards                           8,708
        Tax credit carry forwards                                   1,990
        Other                                                       1,000
                Total deferred tax assets                          11,248
                                                            --------------
                                                                   11,059
                                                            --------------
Valuation allowance                                               (11,059)

Net deferred tax liability                                  $        ----
                                                             =============

     All deferred tax liabilities and deferred tax assets (except tax credit carry forwards) are tax effected at the enacted rates for state and federal taxes. The valuation allowance relates primarily to net operating loss carry forwards and tax credit carry forwards that may not be realized. The valuation allowance decreased by $940,000 in 1998. For the year ended December 31, 1997 the valuation allowance decreased by $1,050,000.

     The deferred tax asset is available to offset taxable income in excess of book income generated from the lease portfolio and residual values, which are the principal components of the total deferred tax liabilities of $189,000 as of December 31, 1998. The deferred tax asset, net of the deferred tax liability, has been fully reserved as of December 31, 1998.

9.     Stockholders  Equity
       --------------------

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

10.     Stock  Option  Plans  and  Stock  Purchase  Plan
        ------------------------------------------------

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

Information  with  respect  to  the  stock  option  plans  is  as  follows:

                                                                        Weighted
                            1994        1994        1997         1983    Average
                          Stock     Directors     Stock        Stock    Exercise
                      Option Plan  Option Plan  Option Plan   Option Plan  Price
     -------   --------  ------------  ------------  ------------  ---------
Outstanding, December 31, 1996    1,081,466  329,500    ---     3,244    $.   18
                   ------------  ------------  ------------  ---------  ----
Options granted                    775,000   337,500   2,245,000             .51
Options exercised                  (15,000)      ----     ----       ----    .15
Options canceled and expired       (973,716) ---          ----       ----    .18
Options canceled and reissued         3,244 ----       ----     (3,244)      .01

Outstanding, December 31, 1997      870,994  667,000   2,245,000     ----    .49

Options granted            355,991          ----     1,911,500       ----    .52
Options exercised         (384,583)      (40,000)     (467,000)      ----    .33
Options canceled and expired  (59,985)      ----      (952,500)      ----    .52

Outstanding, December 31, 1998  782,417    627,000     2,737,000     ----   $.54

     Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                        Options Outstanding
                                        -------------------


            Weighted Average Contractual Life

Exercise                 Number                Exercisable Options              Date of Expiration
Price                   of Shares
----------  ---------------------------------
0.01                                   1,917                 5.00               1,917         2002
----------  ---------------------------------  -------------------  ------------------  -----------
0.05                                 112,500                 8.00             112,500         2006
0.06                                 112,500                 8.00             112,500         2006
0.10                                 364,000                 4.75             267,000  2003 - 2004
0.13                                  27,911                 2.59              27,911         2001
0.16                                   5,000                 2.59               5,000         2001
0.19                                  27,589                 2.59              27,589         2001
0.20                                 675,000                 6.15             475,000  2004 - 2007
0.25                                 602,000                 6.13             177,000  2004 - 2005
0.30                                  40,000                 4.75              40,000         2003
0.50                                 591,333                 6.64                ----  2005 - 2006
0.60                                  40,000                 5.75                ----         2004
0.70                                 120,000                 7.34                ----  2004 - 2008
0.71                                  10,000                 5.75                ----         2004
0.75                                 588,333                 7.64                ----  2006 - 2007
0.80                                  30,000                 7.75                ----  2004 - 2008
0.81                                  10,000                 6.75                ----         2005
0.91                                  10,000                 7.75                ----         2006
1.00                                 678,334                 9.09                ----  2007 - 2008
1.01                                  10,000                 8.75                ----         2007
1.11                                  10,000                 9.75                ----         2008
1.50                                  40,000                 8.75                ----  2007 - 2008
2.00                                  40,000                 8.75                ----  2007 - 2008

4,146,417                           1,246,417


     Pro  forma  information.  The Company has elected to follow APB Opinion No.
     ------------------------
25; "Accounting for Stock Issued to Employees," in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equal or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's financial statements. SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings per share as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock options to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly differs from the calculated values.

The Company's calculations were made using the Black-Scholes option pricing model with the weighted average assumptions: expected life, 48 months following vesting; stock volatility 200% in 1998 and 1997; risk free interest rate, 8%, in 1998 and in 1997 and no dividends during the expected term. The forfeitures of the options are recognized as they occur. If the computed fair values of the 1997 and 1998 awards had been expensed over the vesting period of the awards, the pro forma net income in 1998 would have been $547,000 or $0.01 per share and the pro forma net loss in 1997 would have been $1,850,000 or $0.12 per share.

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

     Stock  Warrants
     ---------------

     During 1998, the Company's majority shareholder has allocated 3,300,000 shares to employees of the Company under various stock purchase warrant agreements.

     Information  with  respect  to  these  stock  warrants  is  as  follows:


                                Weighted Average
                                     Shares       Exercise Price
                                ----------------  ---------------
Outstanding, December 31, 1997             -----  $          ----

Warrants granted                       3,300,000             .682
Warrants exercised                         -----            -----
Warrants forfeited                         -----            -----

Outstanding, December 31, 1998         3,300,000  $          .682
                                ----------------  ---------------

Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                  Warrants Outstanding
                                  --------------------


                 OPTIONS EXERCISABLE
                 -------------------
                       NUMBER         WEIGHT-AVG    NUMBER
RANGE OF             OUTSTANDING      REMAINING   WEIGHT-AVG   EXERCISABLE  WEIGHT-AVG
EXERCISE PRICES      AT 12/31/98         LIFE     EXERC-PRICE  AT 12/31/98  EXERC PRICE
                                                               -----------  -----------
0.10                         550,000        6.36         0.10      550,000         0.10
0.25                         650,000        7.46         0.25      650,000         0.25
0.50                         800,000        8.50         0.50      800,000         0.50
0.75                         200,000        9.00         0.75      200,000         0.75
1.00                         180,000        6.00         1.00      180,000         1.00
1.10                         180,000        7.00         1.10      180,000         1.10
1.25                         380,000        9.05         1.25      380,000         1.25
1.50                         180,000        9.00         1.50      180,000         1.50
2.00                         180,000       10.00         2.00      180,000         2.00
                 -------------------  ----------  -----------  -----------  -----------
3,300,000                       7.92       0.682    3,300,000         0.68


     Pro  forma information As noted above The Company has elected to follow APB
     ----------------------
Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for the Warrants because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing these warrants. These warrants have been properly recorded within APB 25 and have resulted in a $939.00 compensation expense to the Company during 1998. SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings per share as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock options to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the stock warrants. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly differs from the calculated values.

     The Company's calculations were made using the Black-Scholes option pricing model using the same assumptions utilized for the stock option plans discussed above. The forfeitures of the warrants are recognized as they occur. If the computed fair values of the warrants had been expensed over the vesting period of the awards, the pro forma net loss in 1998 would have been $128,000

11.     Major  Customers
        ----------------

     The Company is engaged principally in originating and selling equipment leasing transactions. During 1998, 31% (based on original equipment cost) of the new lease transactions originated by the Company were with the one largest lessee (Wal-Mart). In addition, approximately 40% and 31% (based on original equipment cost) of equipment sold to investors in 1998 were purchased by the two largest investors. During 1997, 92% (based on original equipment cost) of the new lease transactions originated by the Company were with the one largest lessee. In addition, approximately 55% and 37% (based on original equipment cost) of equipment sold to investors in 1997 were purchased by the two largest investors.

12.     Employee  Benefit  Plan
        -----------------------

     The Company sponsors a 401(k) retirement plan (the "Plan") for the benefit of its employees. The Plan enables employees to contribute up to 15% of their annual compensation. The Company's contributions to the Plan, up to a maximum of $500 per participating employee, amounted to approximately $11,000 and $18,000 in 1998 and 1997, respectively.

13.     Other  Investment
        -----------------

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

14.     Related  Party  Activities
        --------------------------

During 1998, VCC investigated numerous strategic alliances and merger and acquisition opportunities on behalf of the Company. In connection with this activity, VCC was instrumental in the negotiation and consummation of the Lease Servicing Agreement entered into on November 1, 1998 among Chancellor Leasing Services, Riviera Finance - East Bay and United Capital and Finance LLC. VCC continues to negotiate and manage the Company's financing, acquisition and investment efforts in the Republic of South Africa and other international opportunities. VCC was instrumental in the development and implementation of the strategy to buy-out and acquire investment grade transportation equipment portfolios. As a result of this strategy, the Company acquired portfolios valued at an original equipment cost of approximately $22,000,000. The acquisition of these portfolios was further facilitated by VCC assisting in arranging approximately $8,000,000 of financing to effect the portfolio buy-out. In connection with the lease recovery project the Company capitalized costs charged by VCC of approximately $1,000,000, which currently represents approx-imately 10% of the expected recovery costs. These costs are being amortized over the expected recovery period of the leases, which averages approximately 24 to 36 months and amounted to approximately $48,000 for 1998.

 VCC was also instrumental in recruiting and attracting key employees to the Company. Additionally, VCC provided these key employees warrants to purchase Chancellor common stock, beneficially owned by VCC and valued at approximately
$1,752,300 as of December 31, 1998. VCC's activities provided sources of funding to the Company of approximately $6,500,000, and $300,000 for fees for services and reimbursable expenses, respectively, converted into debt and equity instruments of the Company. This included the purchase of 1,946,146 shares of the Company's common stock at a price of $.69 per share. Additionally, VCC infused approximately $755,000 cash into and $670,000 paid on behalf of the Company during 1998. As a result, in part, of VCC's activities and services provided, the Company's net worth increased to $2,362,000 at December 31, 1998 from $227,000 as of December 31, 1997 and from an approximate $12,000,000 negative net worth as of December 31, 1996. During 1998, in connection with VMI's consulting agreement for the various activities as previously discussed, VMI received cash payments of approximately $470,000. The Company recorded consulting expenses of approximately $461,000.

Chancellor has entered into two lease transactions with Kent International ("Kent"); a company owned 50 percent by a director of the Company. Total original equipment cost for these transactions amount to approximately $144,000. During 1997, the Company loaned Kent $128,500. The loan is repaid in equal monthly installments of $5,296 and matures December 1999. The loan bears interest at 15 percent per annum. As of December 31, 1998, Kent was in default of the loan. As of December 31, 1998, the outstanding balance on the loan is approximately $62,000.

15.     Commitments  and  Contingencies
        -------------------------------

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

                           1,195

     Rental expense, net of abatements, for the years ended December 31, 1998 and 1997 amounted to approximately $421,000, and $194,000, respectively.

     The Company undertook a review of its trust portfolio, including consultation with legal counsel and industry consultants, and determined that it had not been recovering costs associated with administering the trusts. Management's review determined that approximately $22,000,000 of costs for periods prior to 1997 had not been recovered from the trusts. The Company has recorded approximately $1,498,000 and $994,000 of cost recoveries in the years ended December 31, 1998 and 1997, respectively. For periods prior to 1997, $1,868,000 was recovered. Management makes no representations concerning the Company's ability to recover any further costs for periods prior to 1997 or thereafter. Further recoveries for periods prior to 1997 are contingent upon the current status of the specific trusts and the Company's level of recovery efforts. Consequently, the Company will record any further recoveries as income in the period in which collection is assured.

16.     Legal  Proceedings
        ------------------

    As of 12/1/99, all material litigation involving the Company has been settled and grievances have been resolved. The Company is involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

17.     Operating  Segments
        -------------------

     The Company operates in two primary business segments: 1) sales of transportation equipment and 2) leasing activity, as follows (in thousands):

                                                     Years Ended December 31,
                                                     -------------------------
1998                                                           1997
---------------------------------------------------  -------------------------
Sales of Transportation Equipment:
---------------------------------

      Revenues                                       $                   6,165  $----
      Cost and expenses:
            Cost of transportation equipment                             5,647   ----
            Selling, general and administrative      $                     278   ----
                                                     $                   -----   ----
                                                     $                   5,925
                                                                         =====   ====


      Income from sales of transportation equipment  $                     240  $----
                                                                         =====   ====


Total transportation equipment assets
   As of December 31, 1998                           $                      36

                                                   Years Ended December 31,
                                                   -------------------------
                                                             1998              1997
                                                   -------------------------  ------
Leasing Activity
----------------

      Revenues:
            Leasing activity                       $                   3,907  $3,724
            Interest income                                              195      44
            Other income                                                 441     665
                                                                       4,543   4,433

      Costs and expenses:
            Selling, general and administrative                        3,671   6,412
            Interest expense                                             111     281
            Depreciation and amortization                                477     459
                                                                       4,259   7,152

      Income (loss) from leasing activity          $                     284   ($2,719)
                                                                       =====   =======

Total leasing assets as of December 31, 1998       $                   3,648

      Income (loss) before extraordinary item and
            provision (benefit) for income taxes   $                     524   ($2,719)


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

18.     Subsequent  Event
        -----------------

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

     Principles  of  proforma  information  The  proforma  consolidating balance
     -------------------------------------
sheet and statement of operations include the accounts of Chancellor Corporation and its wholly owned subsidiaries and MRB, Inc. All significant intercompany accounts, transactions, and profits and losses have been eliminated in the proforma financial statements.

       Said transaction has been accounted for at its formal closing in January 1999, the evaluation being based on $.65 per share as opposed to the previous $.96 per share. As previously noted the Company had been contractually liable for liabilities of approximately $11,194,000. The Company had initially filed its 10K in April 1999. Said 10K included Tomahawk consolidated with the Company (as of August 1998), however, this 10K has been revised to reflect Tomahawk as of January 1999. The following financial statements are Pro-Forma only, and the consolidated statement of operations reflect Tomahawk for five months beginning August 1998, and 12 months for Chancellor Corporation.

     Revenue  RecognitionTransportation  Equipment  Sales- Revenues on MRB, Inc.
     --------------------
transportation equipment sales is recognized in the period in which the sale is complete and title is transferred. Deposits on transportation equipment, that may be required under certain financing contracts, are shown as deposits on sales and included in accrued expenses.

     Inventory  MRB,  Inc.  inventory  is valued at the lower of cost or market.
     ---------
The cost of transportation equipment, including reconditioning parts and other direct costs, is determined using the specific identification method.

     Tomahawk  excess purchase price  The acquisition of MRB, Inc. was accounted
     -------------------------------
for under the purchase method of accounting. As previously reported in the April, 1999 10-K, the purchase price paid by CAM consisted of 4,500,000 shares of Common Stock of Chancellor valued at $.96 cents per share. The excess purchase price of $2,600,000 as of January, 1999 consisted of said shares valued at $.65 cents per share, less change in net worth, which has been allocated between a covenant not to compete, customer database files and goodwill in 1999 and will be amortized in the beginning of February, 1999 over a period of five to twenty years.

     Net  Income  per  share  Basic net income per share is computed by dividing
     -----------------------
net income available to common stockholders by the weighted average number of common shares outstanding for the period, including the MRB, Inc. shares issued. Diluted net income per share is not presented for the 1998 proforma financial statements since common stock equivalent shares from convertible preferred stock and from stock options and warrants are antidilutive.

     Revolving Lines of Credit  During 1994, and prior to its acquisition by the
     -------------------------
Company, Tomahawk entered into a revolving line of credit agreement with a financial institution whereby Tomahawk can borrow up to $7,500,000 to floor plan used transportation equipment inventory. The maximum amount outstanding during 1998 was $7,500,000. In addition, during 1998, Tomahawk entered into a financing agreement with the same institution to floor plan additional used transportation equipment inventory in the approximate amount of $4,500,000. Interest is accrued monthly at the financial institution's prime plus .75 to 1.5 percent, depending on the floor planned inventory amounts. The effective rate of interest at December 31, 1998 was 9.7 percent. The aggregate principal balance outstanding on the revolving line of credit and the financing agreement as of December 31, 1998 was approximately $9,063,000. The Company, in connection with the Tomahawk acquisition, assumed the obligation pursuant to this revolving line of credit and financing agreement. The evolving line of credit and financing agreement are both personally guaranteed by the selling stockholders of Tomahawk.


     Notes  Payable
     --------------

     Notes payable consists of the following as of December 31, 1998 (in thousands):

                                                                December 31,
                                                                    1998
                                                                -------------
Unsecured notes payable to individuals due on demand
   including interest at 10 percent per annum. . . . . . . . .  $         256

Unsecured notes payable to selling stockholders of Tomahawk,
   including interest payable at 10 percent. . . . . . . . . .            200

Notes payable to a bank, payable in various monthly
   installments including interest at the prime rate (7.75% at
   December 31, 1998) plus 2%, secured by automobiles
   financed by the Company.. . . . . . . . . . . . . . . . . .            113

Note payable to a financial institution, payable in monthly
   installments of $4,135 including interest at a rate of 10
   percent per annum, due February 15, 1999, secured by
   automobiles and equipment.. . . . . . . . . . . . . . . . .              4

Bridge loan payable to a financial institution providing for maximum borrowings up to $400,000 for working capital
   purposes, interest payable monthly at the rate of 10.5
   percent per annum, principal balance due on March 27, 1999.            157

Various notes payable to a financial institution, payable in monthly installments of $2,753 including interest at rates of 9 and 10 percent per annum, due from September 2001
   to May 2003, secured by automobiles and equipment.. . . . .             97
                                                                -------------
                                                                          827
Less - current portion . . . . . . . . . . . . . . . . . . . .            706
                                                                -------------
                                                                          827

                                                                $         121
                                                                =============

     Aggregate annual maturities of notes payable as of December 31, 1998 are as follows (in thousands):

Years ending December 31:
       1999. . . . . . . .  $706
       2000. . . . . . . .    64
       2001. . . . . . . .    34
       2002. . . . . . . .    17
       2003. . . . . . . .     6
                            ----
                             827
                            ====

                                            CHANCELLOR CORPORATION
                                     PROFORMA CONSOLIDATING BALANCE SHEET
                                           AS OF DECEMBER 31, 1998
                                               (In Thousands)

                                                                            MRB       MRB
                                                                          CONSOL     CONSOL    CHANCELLOR
                                         CHANCELLOR    MRB    COMBINED   ENTRY #1   ENTRY #2  CONSOLIDATED
ASSETS
 Cash and cash equivalents                      612       32       644                                 644
 Accounts receivable                          2,880      375     3,255                               3,255
 Inventory                                       36   10,721    10,757                              10,757
 Net investment in direct finance lease         359                359                                 359
 Equipment on operating lease, net              702                702                                 702
 Residual values, net                           219                219                                 219
 Property, plant & equipment, net               807      191       998                                 998
 Intangibles                                    111                111                                 111
 Other investments                            1,000              1,000                               1,000
 Other assets                                 1,460      149     1,609                               1,609
 Tomahawk excess purchase price                                      -       (274)     2,925         2,651
                                                                     -
                                         -----------  ------  ---------  ---------  --------  -------------
                                              8,186   11,468    19,654       (274)     2,925        22,305
                                         ===========  ======  =========  =========  ========  =============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
   Accounts payable & accrued expenses        3,572    1,304     4,876                               4,876
   Deferred revenue                           1,068              1,068                               1,068
   Revolving credit line                               9,063     9,063                               9,063
   Notes payable                                         827       827                                 827
   Non recourse debt                            889                889                                 889
   Recourse debt                                295                295                                 295
                                                                     -                                   -
                                         -----------  ------  ---------  ---------  --------  -------------
                                              5,824   11,194    17,018          -          -        17,018
                                         -----------  ------  ---------  ---------  --------  -------------

 STOCKHOLDERS' EQUITY

   Preferred stock, Series AA                    50                 50                                  50
   Common Stock                                 385       80       465        (80)        45           430
   APIC                                      29,943             29,943                 2,880        32,823
                                            (28,016)     194   (27,822)      (194)                 (28,016)
                                         -----------  ------  ---------  ---------            -------------
                                              2,362      274     2,636       (274)     2,925         5,287
                                         -----------  ------  ---------  ---------  --------  -------------

                                         -----------  ------  ---------  ---------  --------  -------------
                                              8,186   11,468    19,654       (274)     2,925        22,305
                                         ===========  ======  =========  =========  ========  =============

                               CHANCELLOR CORPORATION
                 PROFORMA CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998
                                 (In Thousands)


                                                                        CHANCELLOR
                                         CHANCELLOR   MRB              CONSOLIDATED
                                                                           REVENUE
 Transportation equipment sales               6,165  18,930                  25,095
 Rental income                                  942                             942
 Lease underwriting income                       74                              74
 Direct finance lease income                    110                             110
 Interest income                                195                             195
 Gains from portfolio remarketing             1,374                           1,374
 Fees from remarketing income                 1,407                           1,407
 Other                                          441                             441

                                         ----------  ------            ------------
                                             10,708  18,930                  29,638
                                         ==========  ======            ============


 COST OF SALES:
 Cost of transportation equipment sales       5,647  16,084                  21,731
 Selling, general & administrative            3,949   2,441                   6,390
 Interest                                       111     142                     253
 Depreciation & amortization                    477      19                     496

                                         ----------  ------            ------------
                                             10,184  18,686                  28,870
                                         ----------  ------            ------------

INCOME BEFORE TAXES                             524     244                     768
                                         ==========  ======            ============

Basic Net Income Per Share                                                     0.02
                                                                       ============

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CHANCELLOR  CORPORATION

Dated:  January 4,  2000

                                    By:  /s/  Brian  M.  Adley
                                           ------------------------------
                                              Brian  M.  Adley
                                              Chairman of the Board and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  January 4,  2000            By:  /s/  Brian  M.  Adley
                                           ------------------------------
                                              Brian  M.  Adley
                                              Chairman of the Board and Director
                                             (Principle  Executive  Officer)


Dated  January 4,  2000
                                    By:  /s/  Franklyn  E.  Churchill
                                           ------------------------------
                                              Franklyn  E.  Churchill
                                              President


Dated:  January 4,  2000            By:  /s/  Rudolph  Peselman
                                           ------------------------------
                                              Rudolph  Peselman
                                              Director


Dated:  January 4,  2000            By:  /s/  Jonathan  C.  Ezrin
                                           ------------------------------
                                              Jonathan  C.  Ezrin
                                              Corporate  Treasurer
                                             (Principal Accounting Officer)