Form 10QSB/A
period 1999-03-31
CHANCELLOR CORP
filed 2000-01-18
CIK 724051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                  FORM 10-QSB/A


        (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  March  31,  1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  transition  period  from ________ to ________

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

           Condensed  Consolidated  Statements  of  Operations  for
             the  Three  Months Ended March 31, 1999 and 1998                  3

           Condensed  Consolidated  Statements  of  Cash  Flows  for
             the  Three  Months Ended March 31, 1999 and 1998                  4

           Notes  to  Condensed  Consolidated  Financial  Statements           5

     Item  2.     Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of Operations                            9



Part  II.     Other  Information                                              13

     Item  1.     Legal  Proceedings

     Item  2.     Changes  in  Securities

     Item  3.     Defaults  Upon  Senior  Securities

     Item  4.     Submission  of  Matters  to a Vote of Security Holders

     Item  5.     Other  Information

     Item  6.     Exhibits  and  Reports  on  Form  8-K

     Item  7.     Exhibit 11 - Computation of earnings per share.


Signatures                                                                    14

                              CHANCELLOR CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands, Except per Share Data)

                                                                        MARCH 31,    DECEMBER 31,
                                                                          1999           1998
                                                                       ----------    ------------
                                                                       (unaudited)
ASSETS

   Cash and cash equivalents                                           $    1,014      $      612
   Receivables, net                                                         4,053           2,880
   Inventory                                                               10,201              36
   Net investment in direct finance leases                                    306             359
   Equipment on operating lease, net of accumulated depreciation
     of $2,344 and $2,351                                                   2,154             702
   Residual values, net                                                       205             219
   Furniture and equipment, net of accumulated depreciation
     of $1,380 and $1,221                                                     917             807
   Other investments                                                        1,000           1,000
   Intangibles, net                                                         2,710             111
   Other assets, net                                                        2,078           1,460
                                                                       ----------      -----------
          Total Assets                                                 $   24,638      $    8,186
                                                                       ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses                               $    5,402   $       3,572
   Deferred reimburseable expenses                                            848           1,068
   Indebtedness:
     Revolving credit line                                                  8,720             ---
     Notes -payable                                                           740             ---
     Nonrecourse                                                              765             889
     Recourse                                                               2,926             295
                                                                      -----------   -------------
          Total liabilities                                           $    19,401   $       5,824
                                                                      -----------   -------------

Stockholders' equity:
   Preferred Stock, $.01 par value, 20,000,000 shares authorized:
     Convertible Series AA, 5,000,000  shares issued and outstanding  $        50  $           50
     Convertible Series B, 2,000,000 shares authorized,
       none issued and outstanding                                            ---             ---
   Common stock, $.01 par value; 75,000,000 shares authorized,
     43,344,493 and 38,541,895 shares issued and outstanding                  433             385
   Additional paid-in capital                                              32,677          29,943
   Accumulated deficit                                                    (27,923)        (28,016)
                                                                      -----------    ------------
           Total Stockholders' equity                                 $     5,237  $        2,362
                                                                       ==========      ==========

           Total Liabilities and Stockholders' equity                  $   24,638      $    8,186
                                                                       ==========      ==========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                           CHANCELLOR CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In Thousands, Except Per Share Data)


                                                           THREE MONTHS ENDED MARCH 31,
                                                              1999            1998
                                                          ----------------  ----------
                                                            (unaudited)     (unaudited)
Revenues:
   Transportation equipment sales                         $         8,968  $      ----
   Rental income                                                      458           96
   Lease underwriting income                                           10            9
   Direct finance lease income                                         15           36
   Interest income                                                     80           18
   Gains from portfolio remarketing                                   251           82
   Fees from remarketing activities                                   237          423
   Other income                                                        71           18
                                                          ----------------  ----------
Total Revenue                                             $        10,090   $      682
                                                          ===============   ==========
Costs and Expenses:
   Cost of transportation equipment sales                 $         7,089   $     ----
   Selling, general and administrative                              2,507          530
   Interest expense                                                    66           21
   Depreciation and amortization                                      313          104
                                                          ----------------  ----------
Total Costs and Expenses                                            9,975          655
                                                          ----------------  ----------
Earnings Before Taxes on Income                           $           115   $       27
Provision for income taxes                                             22         ----
                                                          ----------------  ----------
Net income                                                $            93   $       27
                                                          ===============   ==========
Basic net income per share                                $           .00   $      .00
                                                          ===============   ==========

Diluted net income per share                              $           .00   $      .00
                                                          ===============   ==========
Shares used in computing basic net income per share            43,240,194   25,403,127
                                                          ===============   ==========
Shares used in computing diluted net income per share          62,703,596   25,403,127
                                                          ===============   ==========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                                  CHANCELLOR CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In Thousands)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                          1999             1998
                                                                  -----------------  ------------
                                                                      (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $              93   $        27
                                                                  -----------------  ------------
   Adjustments to reconcile net income to
      net cash used by operating activities:
      Depreciation and amortization                                             313           104
      Residual value estimate realizations and
         reductions, net of additions                                            14            17
      Changes in assets and liabilities:
            (Increase) decrease in receivables                                 (601)          370
            (Increase) in inventory                                            (282)         ----
            Increase (decrease) in accounts payable and accrued
               expenses                                                         784          (265)
            Decrease in deferred reimbursable expenses                         (220)         ----
                                                                  -----------------  ------------
                                                                  $               8  $        226
                                                                   -----------------  ------------
                Net cash (used) provided by operating activities  $             101  $        253
                                                                   -----------------  ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Net investments in direct finance leases                        -----------------  ------------
                                                                                 53  $        (97)
   Equipment on operating lease                                              (1,472)         (442)
   Net change in cash restricted                                               ----         2,207
   Additions to furniture and equipment, net                                   (162)          (40)
   Increase in intangibles                                                       (4)         ----
   Net change in other assets                                                  (618)       (1,614)
                                                                   -----------------  ------------
                Net cash (used) provided by investing activities   $         (2,203)  $        14
                                                                   -----------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving line of credit                   $            186  $       ----
   Increase in notes payable                                                     27          ----
   Borrowings with recourse                                                   3,000          ----
   Repayments of indebtedness - nonrecourse                                    (117)          (88)
   Repayments of indebtedness - recourse                                       (369)          (32)
   Cost of issuance of common stock related to acquisition                     (223)         ----
                                                                   -----------------  ------------
                Net cash provided (used) by financing activities   $           2,504 $       (120)

Net increase in cash and cash equivalents                          $             402 $         147
Cash and cash equivalents at beginning of period                                 612            97
                                                                   -----------------  ------------
Cash and cash equivalents at end of period                         $          1,014  $         244
                                                                   ================  =============
Cash paid for interest                                             $             64  $          21
                                                                   ================  =============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

CHANCELLOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS  OF  PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. The unaudited interim condensed consolidated financial statements include the accounts of Chancellor Corporation and each of its subsidiaries ("company's"). Accordingly, the interim statements do not include all of the information and disclosure required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based upon the best information available, in recording transactions resulting from business operations. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB-A for the year ended December 31, 1998. The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-KSB-A. The results for the interim period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

3.     BUSINESS  ACQUISITION

Chancellor Asset Management Inc. ("CAM"), a wholly owned subsidiary of the Company, entered into a Management Agreement dated August 1, 1998, as amended August 17, 1998, with M.R.B. Inc., a Georgia corporation d/b/a Tomahawk Truck Sales; Tomahawk Truck & Trailer Sales, Inc., a Florida corporation; Tomahawk Truck & Trailer Sales of Virginia, Inc., a Virginia corporation; and Tomahawk
Truck & Trailer Sales of Missouri, Inc., a Missouri corporation (collectively "Tomahawk"). The Management Agreement provided CAM with effective control of Tomahawk's operations as of August 1, 1998. Subsequently, CAM acquired all of the outstanding capital stock of Tomahawk from the two (2) sole shareholders (the "Selling Shareholders") pursuant to a Stock Purchase Agreement (the "Agreement") dated January 29, 1999.

The acquisition of MRB, Inc. was accounted for under the purchase method of accounting. As previously reported in the April, 1999 10-K, the purchase price paid by CAM consisted of 4,500,000 shares of Common Stock of Chancellor valued at $.96 cents per share. The excess purchase price of $2,600,000 as of January, 1999 consisted of said shares valued at $.65 cents per share, less change in net worth, which has been allocated between a covenant not to compete, customer database files, and goodwill which will be amortized in the beginning of February, 1999 over a period of five to twenty years.

Results of operations of Tomahawk after the acquisition date are included in the March 31, 1999 condensed consolidated statements of operations. The following proforma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. The proforma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

CHANCELLOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTER ENDED MARCH 31                                   1999        1998
                                                      ----------  ---------
(In Thousands, except earnings per share amounts)
Net revenue                                          $   13,390   $   9,047
Net income before taxes                                     119         103
Net income after taxes                                      113          73
Net income (loss) per common share                          .00         .00



4.     NEW  ACCOUNTING  STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for years beginning after June 15, 2000. The standard requires that all derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative. If a derivative is not utilized as a hedge, all gains or losses from the change in the derivative's estimated fair value are recognized in earnings. The gains or losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship. Due to the Company's limited use of derivatives, the Company expects that adoption of SFAS No. 133 will have an immaterial impact on the Company's consolidated financial position and results of operations.


5.       OPERATING  SEGMENTS
     The Company operates in two primary business segments: 1) Sales of transportation equipment and 2) Leasing activity, as follows (in thousands).

The Company's Sales of Transportation Equipment division retails and wholesales used transportation equipment, primarily, tractors and trailers, through retail centers located throughout the country.

Leasing activities include revenues generated under operating or direct financing leases. The Company also manages most of the leases it sells to investors and, when the original lease expires or terminates, remarkets the equipment for the benefit of the investors and the Company. Leases primarily involve transportation equipment, but also other equipment including material handling and construction equipment.

                                                         PERIODS ENDED MARCH 31,
                                                           1999            1998
                                                      -------------   ---------
                                                              (in thousands)
SALES OF TRANSPORTATION EQUIPMENT:

   Revenues                                           $        8,968   $    ---
   Cost and expenses:
      Cost of transportation equipment                         7,089        ---
      Selling, general and administrative                      1,474        ---
      Interest expense                                            33        ---
      Depreciation and amortization                               11        ---
                                                      -------------   ---------
                                                      $        8,607   $    ---

   Income from sales of transportation equipment
   before income taxes                                $          361   $     ---
      Income taxes                                                22         ---
                                                      -------------   ---------
      Income from sales of transportation equipment   $          339   $     ---

   Identifiable Assets                                $       12,128   $     ---
                                                      ==============   =========


CHANCELLOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LEASING ACTIVITY
----------------

    Revenues:
       Leasing activity                               $          971   $     646
       Interest income                                            80          18
       Other income                                               71          18
                                                      -------------   ---------
                                                      $        1,122   $     682
                                                      -------------   ---------
     Costs and expenses:
        Selling, general and administrative           $        1,033   $     530
        Interest expense                                          33          21
        Depreciation and amortization                            302         104
                                                      ---------------  ---------
                                                      $        1,368   $     655
                                                      ---------------  ---------

     Income (loss) from leasing activity              $         (246)  $      27
                                                      ---------------  ---------
     Identifiable assets                              $       9,800    $   8,075
                                                      ===============  =========

TOTAL COMPANY
-------------

    Revenues:                                         $       10,090   $     682
    Cost and expenses:
       Cost of transportation equipment                        7,089         ---
       Selling, general and administrative                     2,507         530
       Interest expense                                           66          21
       Depreciation and amortization                             313         104
                                                      ---------------  ---------
                                                      $        9,975   $     655
                                                      ---------------  ---------
       Income before income taxes                     $          115   $      27

       Income taxes                                               22         ---
                                                      ---------------  ---------
    Net Income                                        $           93   $      27
                                                      ==============   =========

CHANCELLOR  CORPORATION

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

6.     SUPPLEMENTAL  CASH  FLOW  INFORMATION

Effective January 29, 1999, the Company, through its wholly owned subsidiary, CAM, purchased a company known as Tomahawk. (see note 3)


                                                            (In  Thousands)
  Fair Value of assets acquired                             $        10,679
  Fair Value of liabilities assumed                                 (10,372)
                                                            ----------------
                                                                        307
  Fair Value of common stock issued                                   2,925
                                                            ----------------
  Excess purchase price over fair value of assets acquired  $         2,618
                                                            ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     The results of operations in the previously reported 10-QSB, filed in May, 1999, included the effects of Tomahawk for the full three months ended March 31, 1999. Because of the change in the acquisition date from August, 1998 until January, 1999, this amended 10-QSB-A includes consolidated results of operations of Tomahawk for the two months ended March 31, 1999.

     Revenues. Total revenues for the three-month period ended March 31, 1999 were $10,090,000 as compared to $682,000 for the corresponding prior period, an increase of $9,408,000 or 1,379.5%. For the three-month period ended March 31, 1999, transportation equipment sales were $8,968,000 as compared to no sales for the corresponding prior period. This significant revenue stream from transportation equipment sales is primarily attributable to significant sales of used transportation equipment through the operating activities of the Company's wholly owned subsidiary, Chancellor Asset Management Inc. ("CAM"). CAM's used transportation equipment retail and wholesale business unit accounted for approximately $7,497,000 of used transportation equipment sales. CAM's revenues from the sales of used transportation equipment for the three month period ended March 31, 1999 increased to $8,968,000 as compared to no sales for the corresponding period for 1998. The increase in revenues provided by CAM is primarily a result of the Tomahawk purchase, which has retail outlets located throughout the country and has inventory for both retail and wholesale sales. Through CAM, the Company seeks to continue to expand its retail centers geographically. The Company also seeks to utilize the competitive advantage provided by its access to retail pricing for residual values of its leased equipment to increase competitiveness within the Company's lease origination business unit. For the three-month period ended March 31, 1999, rental income increased by $362,000 or 377.1% as compared to the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several leases from portfolios administered for trusts by the Company. For the three month period ended March 31, 1999, lease underwriting income increased by $1,000 or 11.1% and direct finance lease income decreased by $21,000 or 58.3%, both as compared to the corresponding prior period. This resulted in a net decrease in lease origination activity of $20,000 or 44.4%. The Company is in the final phase of its lease origination rebuilding process, having completed the addition of key senior management and sales personnel, and development of strategic alliances to provide future growth in this area. For the three-month period ended March 31, 1999, interest income increased by $62,000 or 344.4% as compared to the corresponding prior period. The increase is primarily attributable to interest earned in connection with the Company's investment of approximately $1,475,000 in a South Africa based manufacturer and lessor of transportation equipment. For the three-month period ended March 31, 1999, gains from portfolio remarketing increased by $169,000 or 206.1% as compared to the corresponding prior period. The increase in gains from portfolio remarketing is attributable to the increase in portfolio assets acquired in connection with the purchase of several leases from portfolios administered for trusts by the Company, which were made available for sale upon termination of certain leases. For the three-month period ended March 31, 1999, fees from remarketing activities decreased by $186,000 or 44.0% as compared to the corresponding prior period. This decrease is attributable, in part, to a diminishing level of portfolio assets owned by trusts available for remarketing from which the Company derives a significant portion of its remarketing fees. For the three-month period ended March 31, 1999, other income increased by $53,000 or 294.4% as compared to the corresponding prior period. The increase is primarily attributable to the recovery of approximately $67,000 of fees from a former lessee of the Company.

          Costs and Expenses. Total costs and expenses for the three-month period ended March 31, 1999 were $9,975,000 as compared to $655,000 for the corresponding prior period, an increase of $9,320,000 or 1,422.9%. The significant increase is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales was $7,089,000 for the three-month period ended March 31, 1999 and resulted in an overall gross margin of 21.0%. Selling, general and administrative expenses for the three-month period ended March 31, 1999 was $2,507,000 as compared to $530,000 for the corresponding prior period, an increase of $1,977,000 or 372.0%. For the three-month period ended March 31, 1999, selling, general and administrative expenses included recovered reimbursable trust administration costs of approximately $547,000 as compared to $415,000 for the corresponding prior period. Approximately $1,038,000 of the increase in selling, general and administrative expenses for the three-month period ended March 31, 1999 is a result of normal operating expenses incurred by CAM and CAM's newly acquired retail and wholesale business unit, Tomahawk, whose operations were consolidated with the Company's beginning February, 1999. Before netting out the reimbursable trust administration costs and the effect of the CAM expenses, selling, general and administrative expenses increased to $2,016,000 for the three-month period ended March 31, 1999 as compared to $944,000 for the corresponding prior period, an increase of $1,072,000 or 113.1%. The increase in selling, general and administrative expenses reflects the effect of the Company's growth strategy implementation that included, in part, significant costs associated with the addition of senior management, sales and staff personnel.

     Interest expense for the three-month period ended March 31, 1999 was $66,000 as compared to $21,000 for the corresponding prior period, an increase of $45,000 or 214.3%. This increase is primarily a result of increased interest expense associated with CAM's revolving credit line with a financial institution utilized for inventory floor planning and interest accrued on the Company's recourse debt.

          Depreciation and amortization expense for the three-month period ended March 31, 1999 was $313,000 as compared to $104,000 for the corresponding prior period, an increase of $209,000 or 201.0%. The increase is primarily due to the amortization of intangible assets associated with the Tomahawk purchase.

     Provision for income taxes for the three-month period ended March 31, 1999 was $22,000 as compared to zero for the corresponding prior period, an increase of $22,000 or 100%. The increase is primarily due to the taxes incurred by Tomahawk during the quarter.

          Net Income. Net income for the three-month period ended March 31, 1999 was $93,000 as compared to $27,000 for the corresponding prior period, an increase of $66,000 or 244.4%. The increase in net income is attributable to the significant increase in revenues, primarily from the retail and wholesale of used transportation equipment, the buy-out of leases from portfolios owned by trusts, and continued improvements in the containment of costs. Net income per share (basic and diluted) was $0.00 per share for the three-month periods ended March 31, 1999 and 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES


     The Company recognized a net increase in cash and cash equivalents for the three-month period ended March 31, 1999 of $402,000. Operating activities provided cash of $101,000 during the three-month period ended March 31, 1999 and is primarily a result of increased sales of used transportation equipment inventory, normal increases in accounts payable associated with inventory and operating purchases, and offset by increases in accounts receivable. Investing activities used cash of $2,203,000 during the three-month period ended March 31, 1999 and is primarily a result of the acquisition of approximately $1,472,000 of net operating leases that were bought out from a trust and a $300,000 security deposit with a bank in connection with a loan agreement for $2,500,000 entered into between the Company and a financing institution. Financing activities provided cash of $2,504,000 during the three-month period ended March 31, 1999 and is primarily a result of a loan from a financing institution in the amount of $2,500,000. Cash and cash equivalents were $1,014,000 at March 31, 1999 as compared to $612,000 at December 31, 1998, an increase of $402,000 or 65.7%.

     The Company undertook a review of the portfolios it administers on behalf of trusts, including consultation with legal counsel and industry consultants, and determined that it had not been recovering costs associated with administering the trusts. Management's review determined that approximately $22,000,000 of costs for periods prior to 1997 had not been recovered from the trusts. The Company has recorded approximately $547,000 and $415,000 of cost recoveries in the three-month periods ended March 31, 1999 and 1998, respectively.

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

     The Company also maintains a revolving line of credit agreement with a financial institution whereby CAM can borrow up to $7,500,000 to floor plan used transportation equipment inventory. The balance outstanding under this revolving line of credit agreement is approximately $5,375,000 as of March 31, 1999. Prior to the acquisition, during 1998, CAM, through Tomahawk, entered into a special purpose financing agreement with the same institution to floor plan additional used transportation equipment inventory in the approximate amount of $4,500,000. The balance outstanding under this special purpose financing agreement is approximately $2,780,000 as of March 31, 1999.


     The Company's ability to underwrite equipment lease transactions is largely dependent upon the availability of short-term warehouse lines of credit. Management is engaged in continuing dialogue with several inventory lenders, which appear to be interested in providing the Company with warehouse financing. If the Company experiences delays in putting warehouse facilities in place, the

Company transacts deals by coterminous negotiation of lease transactions with customers and financing with institutions upon which it obtains a fee as the intermediary of up to 3% of the amount of financing.

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

     While it is difficult to classify our state of readiness, we believe that our internal plans have the Company ready for the year 2000 to avoid any material Y2K issues. We have completed the assessing, testing of systems, and the development of contingency plans. Management is in constant communication with its IT personnel and has made and will continue to make reports to the Company's Board of Directors.

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

"SAFE  HARBOR"  STATEMENT  UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     This Quarterly Report on Form 10-QSB-A contains certain "Forward-Looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or the Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introduction and acceptance, technology changes and changes in industry conditions. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

             None

Item  3.     Defaults  Under  Senior  Securities

             None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

             None


Item  5.     Other  Information
     Form 10-KSB for 1998 was amended January, 2000, primarily for the effects caused by the change in acquisition date of the Tomahawk subsidiary which was originally reported as of August, 1998. This transaction has been recorded as of January, 1999, the date of final closing in the revised 10-KSB-A and this 10-QSB-A. See 10-KSB-A for more information.


Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits:

        10.1 Loan and Security Agreement No. 7622, dated March 31, 1999, by and between Phoenixcor, Inc., Chancellor Corporation and Chancellor Fleet Corporation. Filed with original 10-Q, May, 1999.

        10.2 Pledge and Security Agreement, dated March 31, 1999, by and between Phoenixcor, Inc., Chancellor Corporation and Chancellor Fleet Corporation. Filed with original 10-Q, May, 1999.

        10.3 Promissory Note to Loan and Security Agreement No. 7622, dated March 31, 1999, in the original principal amount of $2,500,000 from Chancellor Corporation to Phoenixcor, Inc. Filed with original 10-Q, May, 1999

THE ENCLOSED FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CHANCELLOR CORPORATION FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


         11     Computation  of  Earnings  Per  Share


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


                                   CHANCELLOR  CORPORATION


                                   /s/  Brian  M.  Adley
                                   ---------------------
                                   Brian  M.  Adley
                                   Chairman  of  the  Board  and  Director
                                   (Principle  Executive  Officer)

                                   /s/  Franklyn  E.  Churchill
                                   ----------------------------
                                   Franklyn  E.  Churchill
                                   President

                                   /s/  Jonathan  C.  Ezrin
                                   ------------------------
                                   Jonathan  C.  Ezrin
                                   Corporate  Treasurer
                                   (Principle  Accounting  Officer)


DATE:  January  14,  2000