Form 10QSB/A
period 1999-06-30
CHANCELLOR CORP
filed 2000-01-24
CIK 724051

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

For  the  transition  period  from ____ to ____

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

                      CHANCELLOR CORPORATION AND SUBSIDIARIES


                                                                          Page
Part I.     Financial Information

            Item 1.  Financial Statements

            Condensed Consolidated Balance Sheet as
            of June 30, 1999 and December 31, 1998                          2

            Condensed Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 1999 and 1998               3

            Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1999 and 1998                         4

            Notes to Condensed Consolidated Financial Statements            5


            Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8



Part II.    Other Information                                              15

            Item 1.  Legal Proceedings

            Item 2.  Changes in Securities

            Item 3.  Defaults Upon Senior Securities

            Item 4.  Submission of Matters to a Vote of Security Holders

            Item 5.  Other Information

            Item 6.



Signatures                                                                 17

                               CHANCELLOR CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In Thousands)


                                                                          June 30,      December 31,
                                                                            1999            1998
                                                                        (unaudited)
                                                                       --------------  --------------

ASSETS

   Cash and cash equivalents                                           $         444   $         612
   Receivables, net                                                            5,708           2,880
   Inventory                                                                  10,589              36
   Net investment in direct finance leases                                       434             359
   Equipment on operating lease, net of accumulated depreciation
     of $2,292 and $2,351                                                      2,560             702
   Residual values, net                                                          214             219
   Furniture and equipment, net of accumulated depreciation                    1,096             807
     of $1,463 and $1,290
   Long term investments                                                       1,000           1,000
   Intangibles, net                                                            2,693             111
   Other assets, net                                                           1,942           1,460
                                                                       --------------  --------------

                                                                       $      26,680   $       8,186
                                                                       ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses                               $       4,994   $       3,572
   Deferred reimburseable expenses                                             4,122           1,068
   Indebtedness:
     Revolving credit line                                                     8,270             ---
     Notes payable                                                               492             ---
     Nonrecourse                                                                 547             889
     Recourse                                                                  2,082             295
                                                                       --------------  --------------
          Total liabilities                                            $      20,507   $       5,824
                                                                       --------------  --------------


Stockholders' equity:
   Preferred Stock, $.01 par value, 20,000,000 shares authorized:
     Convertible Series AA, 5,000,000  shares issued and outstanding   $          50              50
     Convertible Series B, 2,000,000 shares authorized,
       none issued and outstanding                                               ---             ---
   Common stock, $.01 par value; 75,000,000 shares authorized,                   385
     53,358,786 and 38,541,895 shares issued and outstanding                     533
   Additional paid-in capital                                                 33,313          29,943
   Accumulated deficit                                                 $(     27,723)  $(     28,016)
                                                                       --------------  --------------
                                                                       $       6,173   $       2,362
                                                                       --------------  --------------

                                                                       $      26,680   $       8,186
                                                                       ==============  ==============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                                   CHANCELLOR CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (In Thousands, Except Per Share Data)


                                                       Three Months Ended June 30,  Six Months Ended June 30,
                                                            1999          1998          1999         1998
                                                        ------------  ------------  ------------  -----------
                                                         (unaudited)  (unaudited)   (unaudited)   (unaudited)
Revenues:

  Transportation equipment sales                        $     14,223  $        481  $     23,190  $       972
  Rental income                                                  316           290           774          411
  Lease underwriting income                                       17            34            27           34
  Direct finance lease income                                     28            31            42           67
  Interest income                                                 84            14           164           32
  Gains from portfolio remarketing                               323           227           574          308
  Fees from remarketing activities                               622           314           860          554
  Other income                                                    11            27            82           45
                                                        ------------  ------------  ------------  -----------
Total Revenue                                           $     15,624  $      1,418  $     25,713  $     2,423
                                                        ------------  ------------  ------------  -----------

Costs and expenses:

  Cost of transportation equipment sales                $     11,500  $        362  $     18,589  $       669
  Selling, general and administrative                          3,288           883         5,795        1,419
  Interest expense                                               176            19           242           40
  Depreciation and amortization                                  395           120           708          235
                                                        ------------  ------------  ------------  -----------
                                                        $     15,359  $      1,384  $     25,334  $     2,363
                                                        ------------  ------------  ------------  -----------

Earnings before taxes                                   $        265  $         34  $        379  $        60
                                                        ------------  ------------  ------------  -----------

Provision for income taxes                              $         64  $          -  $         86  $         -

Net Income                                              $        201  $         34  $        293  $        60
                                                        ============  ============  ============  ===========

Basic net income per share                              $       0.00  $       0.00  $       0.01  $      0.00
                                                        ============  ============  ============  ===========

Diluted net income per share                            $       0.00  $       0.00  $       0.01  $      0.00
                                                        ============  ============  ============  ===========

Shares used in computing basic net income per share       48,300,550    35,032,242    46,039,725   33,168,387

Shares used in computing diluted net income per share     56,941,127    43,624,835    56,045,197   42,025,530


                   The accompanying notes are an integral part
            of  these  condensed  consolidated  financial  statements.

                              CHANCELLOR CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In Thousands)


                                                                           Six Months Ended June 30,
                                                                                1999        1998
                                                                            ------------  --------
                                                                             (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $       293   $    60
                                                                            ------------  --------
   Adjustments to reconcile net income to
      net cash used by operating activities:
      Depreciation and amortization                                         $       708   $   120
      Residual value estimate realizations and
         reductions, net of additions                                                 5        24
      Changes in assets and liabilities:
            (Increase) decrease in receivables                                   (2,256)      490
            (Increase) in inventory                                                (670)     (222)
            Increase (decrease) in accounts payable and accrued  expenses           297    (1,038)
            Increase in deferred reimburseable expenses                           3,054      ----
                                                                            ------------  --------
                                                                            $     1,138   $  (626)
                                                                            ------------  --------
                Net cash provided (used) by operating activities            $     1,431   $  (566)
                                                                            ------------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net investments in direct finance leases                                 $       (75)  $    57
   Equipment on operating lease                                                  (1,980)     (325)
   Net change in cash restricted                                                   ----     2,282
   Additions to furniture and equipment, net                                       (318)      (85)
   Increase in intangibles, net                                                     (66)     ----
   Net change in other assets                                                      (410)   (1,425)
                                                                            ------------  --------
                Net cash provided (used) by investing activities            $    (2,849)  $   504
                                                                            ------------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving line of credit                            $      (264)  $  ----
   Increase in indebtedness - recourse                                            3,300       225
   Repayments of indebtedness - nonrecourse                                        (342)     (162)
   Repayments of indebtedness - recourse                                         (1,513)       (8)
   Repayment of note payable                                                       (221)     ----
   Issuance of common stock, net                                                    290         5
                                                                            ------------  --------
                Net cash provided by financing activities                   $     1,250   $    60
                                                                            ------------  --------

Net increase (decrease) in cash and cash equivalents                        $      (168)  $    (2)
Cash and cash equivalents at beginning of period                                    612        97
                                                                            ------------
Cash and cash equivalents at end of period                                  $       444   $    95
                                                                            ============  ========

Cash paid for interest                                                      $       332   $    13
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

Leasing activities include revenues generated under operating or direct financing leases. The Company also manages most of the leases it sells to investors and, when the original lease expires or terminates, remarkets the equipment for the benefit of the investors and the Company. Leases primarily involve transportation equipment, but also involve other equipment including material handling and construction equipment.

                                                   Three Months Ended June 30,  Six Months Ended June 30,
                                                             1999       1998     1999     1998
                                                         ------------  ------  --------  ------
                                                               (unaudited)        (unaudited)

SALES OF TRANSPORTATION EQUIPMENT:
----------------------------------
   Revenues                                              $     14,222  $  481  $23,190   $  972
   Costs and expenses:
      Cost of transportation equipment                         11,500     362   18,589      669
      Selling, general and administrative                       2,287      74    3,761      176
      Interest expense                                            103       2      136        5
      Depreciation and amortization                               108      10      190       29
                                                         ------------  ------  --------  ------
   Total Costs and expenses                              $     13,998  $  448  $22,676   $  879
                                                         ------------  ------  --------  ------

   Income from sales of transportation equipment
      before income taxes                                $        224  $   33  $   514   $   93
      Income taxes                                                 64     ---       86      ---
                                                         ------------  ------  --------  ------
   Income from sales of transportation equipment         $        160  $    1  $   428   $   93
                                                         ------------  ------  --------  ------
   Identifiable Assets                                   $     13,972  $  535  $13,972   $  535
                                                         ============  ======  ========  ======

LEASING ACTIVITY
----------------

    Revenues:
       Leasing activity                                  $      1,307  $  896  $ 2,277   $ 1467
       Interest income                                             84      14      164       32
       Other income                                                11      27       82       45
                                                         ------------  ------  --------  ------
    Total Leasing Revenues                               $      1,402  $  937  $ 2,523   $1,544
                                                         ------------  ------  --------  ------

     Costs and expenses:
        Selling, general and administrative              $      1,001  $  530  $ 2,034    1,243
        Interest expense                                           73      21      106       35
        Depreciation and amortization                             287     104      518       45
                                                         ------------  ------  --------  ------
     Total Costs and Expenses                            $      1,361  $  655  $ 2,658   $1,484
                                                         ------------  ------  --------  ------

     Income (loss) from leasing activity before income
             taxes                                       $         41  $   27  $  (135)  $   60

      Income taxes                                                ---     ---      ---      ---
                                                         ------------  ------  --------  ------

      Income (Loss) from leasing activity                $         41  $   27  $  (135)  $   60
                                                         ------------  ------  --------  ------

     Identifiable assets                                 $     10,015  $5,637  $10,015   $5,637
                                                         ============  ======  ========  ======


TOTAL COMPANY
-------------

    Revenues:                                            $     15,624  $1,418  $25,713   $2,423

    Cost and expenses:
       Cost of transportation equipment                        11,500     362   18,589      669
       Selling, general and administrative                      3,288     883    5,595    1,419
       Interest expense                                           176      19      242       40
       Depreciation and amortization                              398     120      708      235
                                                         ------------  ------  --------  ------
                                                         $     15,359  $1,384  $25,334   $2,363
                                                         ------------  ------  --------  ------

       Income before income taxes                        $        265  $   34  $   379   $   60
                                                         ------------  ------  --------  ------

       Income taxes                                                64     ---       86      ---
                                                         ------------  ------  --------  ------
    Net Income                                           $        201  $   34      293   $   60
                                                         ------------  ------  --------  ------


5.     SUBSEQUENT  EVENTS


Subsequent to June 30, 1999, the Company formalized a strategic investment/alliance with a South African manufacturer and New Africa Opportunity Fund "NAOF" whereby a series of convertible preferred stock of Chancellor Corporation will be issued in exchange for a minority interest in the South African company. Additionally, a subsidiary of the Company will obtain exclusive worldwide distribution rights for certain products, including, but not limited to, trucks, tractor trailers, buses and other products, manufactured by a closely held South African company for approximately $4.0 million inclusive of all costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS


          The results of operations in the previously reported 10-QSB, filed in August 1999, included the effects of Tomahawk for the full six months ended June 30, 1999. Because of the change in the acquisition date from August, 1998 to January, 1999, this amended 10-QSB-A includes consolidated results of operations of Tomahawk for the five months ended June 30, 1999.

Three  Month  Period  Ended  June  30,  1999  vs.  June  30,  1998

     Revenues. Total revenues for the three-month period ended June 30, 1999 were $15,624,000 as compared to $1,418,000 for the corresponding prior period, an increase of $14,206,000 or 1,001.8%. For the three-month period ended June 30, 1999, transportation equipment sales were $14,223,000 as compared to $481,000 for the corresponding prior period, an increase of $13,742,000 or 2,857.0%. This significant revenue stream from transportation equipment sales is primarily attributable to sales of used transportation equipment through the operating activities of the Company's wholly owned subsidiary, Chancellor Asset Management Inc. ("CAM"). CAM's used transportation equipment retail and wholesale business units accounted for approximately $13,310,000 of used transportation equipment sales. CAM's revenues from the sales of used transportation equipment for the three month period ended June 30, 1999 increased by $13,310,000 as compared to the $0.00 for the corresponding period for 1998. The increase in revenues provided by CAM is primarily a result of the Tomahawk purchase, which has retail outlets located throughout the country and has inventory for both retail and wholesale sales. Through CAM, the Company seeks to continue to expand its retail centers geographically. The Company also seeks to utilize the competitive advantage provided by its access to retail pricing for residual values of its leased equipment to increase competitiveness within the Company's lease origination business unit. For the three-month period ended June 30, 1999, rental income increased by $26,000 or 9% to $316,000 as compared to $290,000 for the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several leases from portfolios administered by the Company for trusts. For the three month period ended June 30, 1999, lease underwriting income decreased by $17,000 or 50% to $17,000 as compared to $34,000 for the corresponding prior period and direct finance lease income decreased by $3,000 or 9.7% to $28,000 as compared to $31,000 for the corresponding prior period. The Company is in the final phase of its lease origination rebuilding process, having completed the addition of key senior management and sales personnel, and development of strategic alliances to provide future growth in this area. For the three-month period ended June 30, 1999, interest income increased by $70,000 or 500.0% to $84,000 as compared to $14,000 for the corresponding prior period. The increase is primarily attributable to interest earned in connection with the Company's investment of approximately $1,475,000 in a South Africa based manufacturer and lessor of transportation equipment. For the three-month period ended June 30, 1999, gains from portfolio remarketing increased by $96,000 or 42.3% to $323,000 as compared to $227,000 for the corresponding prior period. The increase in gains from portfolio remarketing is attributable to the increase in portfolio assets acquired in connection with the purchase of several leases from portfolios administered on behalf of trusts by the Company, which were made available for sale upon termination of certain leases. For the three-month period ended June 30, 1999, fees from remarketing activities increased by $308,000 or 98.1% to $622,000 as compared to $314,000 for the corresponding prior period. This increase is attributable, in part, to the Company's efforts to promote its remarketing services on a third party basis. For the three-month period ended June 30, 1999, other income decreased by $16,000 or 59.3% to $11,000 as compared to $27,000 for the corresponding prior period.

          Costs and Expenses. Total costs and expenses for the three-month period ended June 30, 1999 was $15,359,000 as compared to $1,384,000 for the corresponding prior period, an increase of $13,975,000 or 1,009.8%. The significant increase is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales for the three-month period ended June 30, 1999 was $11,500,000 as compared to $362,000 for the corresponding prior period, an increase of $11,138,000 or 3,076.8%, and resulted in an overall gross margin of 19.2%. Selling, general and administrative expenses for the three-month period ended June 30, 1999 was $3,288,000 as compared to $883,000 for the corresponding prior period, an increase of $2,405,000 or 272.4%. For the three-month period ended March 31, 1999, selling, general and administrative expenses included recovered reimbursable trust administration costs of approximately $30,000. Approximately $1,948,000 of the increase in selling, general and administrative expenses for the three-month period ended June 30, 1999 is a result of normal operating expenses incurred by CAM and CAM's newly acquired retail and wholesale business unit, Tomahawk, whose operations were consolidated with the Company's beginning February, 1999. Before netting out the reimbursable trust administration costs and the effect of the CAM expenses, selling, general and administrative expenses increased to $1,370,000 for the three-month period ended June 30, 1999 as compared to $1,298,000 for the corresponding prior period, an increase of $72,000 or 5.5%. The increase in selling, general and administrative expenses reflects the effect of the Company's growth strategy implementation that included, in part, significant costs associated with the addition of senior management, sales and staff personnel.

     Interest expense for the three-month period ended June 30, 1999 was $176,000 as compared to $19,000 for the corresponding prior period, an increase of $157,000 or 826.3%. This increase is primarily a result of increased interest expense associated with CAM's revolving credit line with a financial institution utilized for inventory floor planning and interest accrued on the Company's recourse debt.

          Depreciation and amortization expense for the three-month period ended June 30, 1999 was $395,000 as compared to $120,000 for the corresponding prior period, an increase of $275,000 or 229.2%. The increase is primarily due to the amortization of intangible assets associated with the Tomahawk purchase.

     Provision for income taxes for the three-month period ended June 30, 1999 was $64,000 as compared to zero for the corresponding prior period, an increase of $64,000. The increase is primarily due to the taxes incurred by Tomahawk during the quarter.

          Net Income. Net income for the three-month period ended June 30, 1999 was $201,000 as compared to $34,000 for the corresponding prior period, an increase of $167,000 or 491.2%. The increase in net income is attributable to the significant increase in revenues, primarily from the retail and wholesale of used transportation equipment, the buy-out of leases from portfolios owned by trusts, and continued improvements in the containment of costs. Net income per share was $0.00 per share (both basic and diluted) for the three-month period ended June 30, 1999 as compared to $0.00 per share (both basic and diluted) for the corresponding prior period.

Six  Month  Period  Ended  June  30,  1999  vs.  June  30,  1998

     Revenues. Total revenues for the six-month period ended June 30, 1999 was $25,713,000 as compared to $2,423,000 for the corresponding prior period, an increase of $23,290,000 or 961.2%. For the six-month period ended June 30, 1999, transportation equipment sales were $23,190,000 as compared to $972,000 for the corresponding prior period, an increase of $22,218,000 or 2,285.8%. This significant revenue stream from transportation equipment sales is primarily attributable to sales of used transportation equipment through the operating activities of the Company's wholly owned subsidiary, Chancellor Asset Management Inc. ("CAM"). CAM's used transportation equipment retail and wholesale business unit accounted for approximately $20,807,000 of used transportation equipment sales. CAM's revenues from the sales of used transportation equipment for the six-month period ended June 30, 1999 increased by $20,807,000 as compared to the corresponding period for 1998. The increase in revenues provided by CAM is primarily a result of the Tomahawk purchase, which has retail outlets located throughout the country and has inventory for both retail and wholesale sales. Through CAM, the Company seeks to continue to expand its retail centers geographically. The Company also seeks to utilize the competitive advantage provided by its access to retail pricing for residual values of its leased equipment to increase competitiveness within the Company's lease origination business unit. For the six-month period ended June 30, 1999, rental income increased by $363,000 or 88.3% to $774,000 as compared to $411,000 for the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several leases from portfolios administered for trusts by the Company. For the six-month period ended June 30, 1999, lease underwriting income decreased by $7,000 or 20.6% to $27,000 as compared to $34,000 for the corresponding prior period and direct finance lease income decreased by $25,000 or 37.3% to $42,000 as compared to $67,000 for the corresponding prior period. The Company is in the final phase of its lease origination rebuilding process, having completed the addition of key senior management and sales personnel, and development of strategic alliances to provide future growth in this area. For the six-month period ended June 30, 1999, interest income increased by $132,000 or 412.5% to $164,000 as compared to $32,000 for the corresponding prior period. The increase is primarily attributable to interest earned in connection with the Company's investment of approximately $1,475,000 in a South Africa based manufacturer and lessor of transportation equipment. For the six-month period ended June 30, 1999, gains from portfolio remarketing increased by $266,000 or 86.4% to $574,000 as compared to $308,000 for the corresponding prior period. The increase in gains from portfolio remarketing is attributable to the increase in portfolio assets acquired in connection with the purchase of several leases from portfolios administered for trusts by the Company, which were made available for sale upon termination of certain leases. For the six-month period ended June 30, 1999, fees from remarketing activities increased by $306,000 or 55.2% to $860,000 as compared to $554,000 for the corresponding prior period. This increase is attributable, in part, to the Company's efforts to promote its remarketing services on a third party basis. For the six-month period ended June 30, 1999, other income increased by $37,000 or 82.2% to $82,000 as compared to $45,000 for the corresponding prior period. The increase is primarily attributable to the recovery of approximately $67,000 of fees from a former lessee of the Company.

          Costs and Expenses. Total costs and expenses for the six-month period ended June 30, 1999 was $25,334,000 as compared to $2,363,000 for the corresponding prior period, an increase of $22,971,000 or 972.1%. The significant increase is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales for the six-month period ended June 30, 1999 was $18,589,000 as compared to $669,000 for the corresponding prior period, an increase of $17,920,000 or 2,678.6%, and resulted in an overall gross margin of 19.8%. Selling, general and administrative expenses for the six-month period ended June 30, 1999 was $5,795,000 as compared to $1,419,000 for the corresponding prior period, an increase of $4,376,000 or 308.4%. For the six-month period ended June 30, 1999, selling, general and administrative expenses included recovered reimbursable trust administration costs of approximately $578,000 as compared to $558,000 for the corresponding prior period. Approximately $2,997,000 of the increase in selling, general and administrative expenses for the three-month period ended June 30, 1999 is a result of normal operating expenses incurred by CAM and CAM's newly acquired retail and wholesale business unit, Tomahawk, whose operations were consolidated with the Company's beginning February, 1999. Before netting out the reimbursable trust administration costs and the effect of the CAM expenses, selling, general and administrative expenses increased to $3,376,000 for the six-month period ended June 30, 1999 as compared to $1,977,000 for the corresponding prior period, an increase of $1,399,000 or 70.8%. This increase in selling, general and administrative expenses reflects the effect of the Company's growth strategy implementation that included, in part, significant costs associated with the addition of senior management and staff personnel while continuing to improve the containment of other costs.

     Interest expense for the six-month period ended June 30, 1999 was $242,000 as compared to $40,000 for the corresponding prior period, an increase of $202,000 or 505.5%. This increase is primarily a result of increased interest expense associated with CAM's revolving credit line with a financial institution utilized for inventory floor planning and interest accrued on the Company's recourse debt.

     Depreciation and amortization expense for the six-month period ended June 30, 1999 was $708,000 as compared to $235,000 for the corresponding prior period, an increase of $473,000 or 201.3%. The increase is primarily due to the amortization of intangible assets associated with the purchase of Tomahawk.

     Provision for income taxes for the six-month period ended June 30, 1999 was $86,000 as compared to zero for the corresponding prior period, an increase of $86,000. The increase is primarily due to the taxes incurred by Tomahawk during the five months ending June, 1999.

     Net Income. Net income for the six-month period ended June 30, 1999 was $293,000 as compared to $60,000 for the corresponding prior period, an increase of $233,000 or 388.3%. The increase in net income is attributable to the significant increase in revenues, primarily from the retail and wholesale of used transportation equipment, the buy-out of leases from trust portfolios, and continued improvements in the containment of costs. Net income per share was $0.01 per share (both basic and diluted) for the six-month period ended June 30, 1999 as compared to $0.00 per share (both basic and diluted) for corresponding prior period.

LIQUIDITY  AND  CAPITAL  RESOURCES

          The Company recognized a net decrease in cash and cash equivalents for the six-month period ended June 30, 1999 of $168,000. Operating activities provided cash of $1,432,000 during the six-month period ended June 30, 1999 and is primarily a result of increased sales of used transportation equipment inventory, normal increases in accounts payable associated with inventory and operating purchases, an increase in deferred revenue associated with the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several equipment lease portfolios, and offset by increases in accounts receivable and inventory. Investing activities used cash of $2,849,000 during the six-month period ended June 30, 1999 and is primarily a result of the acquisition of portfolios of operating leases valued at approximately $1,977,000. Financing activities provided cash of $1,250,000 during the six-month period ended June 30, 1999 and is primarily the result of a loan from a financing institution in the amount of $2,500,000.and the exercise of a Stock Purchase Warrant for an aggregate of Ten Million (10,000,000) shares of the Common Stock, $.01 par value, of the Company at the exercise price of $.20 per share by Vestex Capital Corporation, the Company's majority shareholder. Cash and cash equivalents were $444,000 at June 30, 1999 as compared to $612,000 at December 31, 1998, a decrease of $168,000 or 27.5%.

     The Company undertook a review of the portfolios it administers on behalf of trusts, including consultation with legal counsel and industry consultants, and determined that it had not been recovering costs associated with administering the trusts. Management's review determined that approximately $22,000,000 of the costs for periods prior to 1997 had not been recovered from the trusts. The Company has recorded approximately $578,000 and $558,000 of cost recoveries in the six-month periods ended June 30, 1999 and 1998, respectively.

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

     The Company also maintains a revolving line of credit agreement with a financial institution whereby CAM can borrow up to $7,500,000 to floor plan used transportation equipment inventory. The balance outstanding under this revolving line of credit agreement is approximately $6,393,000 as of June 30, 1999. Prior to the acquisition, during 1998, CAM, through Tomahawk entered into a special purpose financing agreement with the same institution to floor plan additional used transportation equipment inventory in the approximate amount of $4,500,000. The balance outstanding under this special purpose financing agreement is approximately $1,877,000 as of June 30, 1999.

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

          The preceding discussion contains forward-looking information within the meaning of Section 21E of the Exchange Act. This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein. Actual results may differ materially from such projected information due to changes in the underlying assumptions.

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

     Votes "For" represent affirmative votes and do not represent abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy. The voting results were as follows:

Proposal  No.  1:  Election  of  Directors:

Director Nominee          For        %     Withheld     %
---------------------  ----------  ------  ---------  -----

M. Rea Brookings       41,400,922  99.99%      4,383  0.01%
Rudolph Peselman       39,565,922  95.56%  1,839,383  4.44%
Franklyn E. Churchill  41,400,922  99.99%      4,383  0.01%


Proposal  No.  2:  Approval  of  an  Amendment  to  the  Company's  By-Laws

For                  %  Against      %  Abstain        %
    39,486,969  95.37%   83,873  0.20%  1,834,463  4.43%
--------------  ------  -------  -----  ---------  -----

Proposal  No.  3:  Approval  of  an  Amendment  to  the  1997  Stock Option Plan

For                  %  Against      %  Abstain      %
--------------  ------  -------  -----  -------  -----
    41,279,163  99.70%  124,616  0.30%    1,526  0.00%


Proposal  No.  4:  Ratification  of  Auditors

For                  %  Against      %  Abstain      %
--------------  ------  -------  -----  -------  -----
    41,304,100  99.76%   45,862  0.11%   55,343  0.13%



Item  5.     Other  Information
     Form 10-KSB for 1998 was ammended January, 2000, primarily for the effects Caused by the change in acquisistion date of the Tomahawk subsidiary which was Originally recorded as of August, 1998. This transaction has been recorded as of January, 1999, the date of final closing in the revised 10-KSB-A and this 10-QSB/A. (see 10-KSB-A for more information).


Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits:

          3(ii) By-laws of the Company, as amended by the Board of Directors of the Company in April 1999, and approved by the Stockholders of the Company on June 25, 1999.


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

                                        CHANCELLOR  CORPORATION


                                        /s/ Brian  M.  Adley
                                        --------------------------------------
                                        Brian  M.  Adley
                                        Chairman  of  the  Board  and  Director
                                        (Principle  Executive  Officer)


                                        /s/ Franklyn  E.  Churchill
                                        --------------------------------------
                                        Franklyn  E.  Churchill
                                        President,  Chief  Operating  Officer
                                        and  Director


                                        /s/ Jonathan  C.  Ezrin
                                        --------------------------------------
                                        Jonathan  C.  Ezrin
                                        Corporate  Treasurer
                                        (Principle  Accounting  Officer)


Date:  January  21,  2000