Form 10QSB/A
period 1999-09-30
CHANCELLOR CORP
filed 2000-01-31
CIK 724051

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


                     CHANCELLOR CORPORATION AND SUBSIDIARIES


                                                                              Page
Part I.              Financial Information

            Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheet as
                     of September 30, 1999 and December 31, 1998                 2

                     Condensed Consolidated Statements of Operations for the
                     Three and Nine Months Ended September 30, 1999 and 1998     3

                     Condensed Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 30, 1999 and 1998               4

                     Notes to Condensed Consolidated Financial Statements        5


            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                         9



Part II.             Other Information                                          16

            Item 1.  Legal Proceedings

            Item 2.  Changes in Securities

            Item 3.  Defaults Upon Senior Securities

            Item 4.  Submission of Matters to a Vote of Security Holders

            Item 5.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K



Signatures                                                                      17

                                   CHANCELLOR CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (In Thousands)


                                                                        September 30,    December 31,
                                                                            1999            1998
                                                                       ---------------  --------------
                                                                         (unaudited)
ASSETS

   Cash and cash equivalents                                           $            X  $          612
   Receivables, net                                                                 X           2,880
   Inventory                                                                        X              36
   Net investment in direct finance leases                                          X             359
   Equipment on operating lease, net of accumulated depreciation
     of $2,292 and $2,351                                                           X             702
   Residual values, net                                                             X             219
   Furniture and equipment, net of accumulated depreciation
     of $1,463 and $1,290                                                           X             807
   Long term investments                                                            X           1,000
   Intangibles, net                                                                 X             111
   Other assets, net                                                                X           1,460
                                                                       ---------------  --------------

                                                                       $            X  $        8,186
                                                                       ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses                               $            X  $        3,572
   Deferred reimburseable expenses                                                  X           1,068
   Indebtedness:
     Revolving credit line                                                          X             ---
     Notes -payable                                                                 X             ---
     Nonrecourse                                                                    X             889
     Recourse                                                                       X             295
                                                                       ---------------  --------------
          Total liabilities                                                         X           5,824
                                                                       ---------------  --------------


Stockholders' equity:
   Prefered Stock, $.01 par value, 20,000,000 shares authorized:
     Convertible Series AA, 5,000,000  shares issued and outstanding                X              50
     Convertible Series B, 2,000,000 shares authorized,
       350,000 and none issued and outstanding                                     ---             ---
   Common stock, $.01 par value; 75,000,000 shares authorized,
     53,XXX,XXX and 43,041,895 shares issued and outstanding                        X             385
   Additional paid-in capital                                                       X          29,943
   Accumulated deficit                                                             (X)        (28,016)
                                                                       ---------------  --------------
                                                                                    X           2,362
                                                                       ---------------  --------------

                                                                       $             X  $       8,186
                                                                       ===============  ==============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                                   CHANCELLOR CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In Thousands, Except Per Share Data)


                                                            Three Months Ended          Nine Months Ended
                                                               September 30,              September 30,
                                                            1999          1998          1999         1998
                                                        ------------  ------------  ------------  -----------
                                                        (unaudited)   (unaudited)   (unaudited)   (unaudited)
Revenues:

  Transportation equipment sales                        $     16,152  $      5,090  $     39,342  $     6,062
  Rental income                                                  465           286         1,239          698
  Lease underwriting income                                        -            18            27           52
  Direct finance lease income                                     17            22            60           89
  Interest income                                                 36             5           200           27
  Gains from portfolio remarketing                               286            47           860          355
  Fees from remarketing activities                               767           303         1,627          857
  Other income                                                     1             2            82           46
                                                        ------------  ------------  ------------  -----------
Total Revenue                                           $     17,724  $      5,773  $     43,437  $     8,186
                                                        ------------  ------------  ------------  -----------

Costs and expenses:

  Cost of transportation equipment sales                $     12,837  $      4,915  $     31,426  $     5,583
  Selling, general and administrative                          3,920           571         9,716        1,990
  Interest expense                                               234            43           476           74
  Depreciation and amortization                                  390           103         1,098          338
                                                        ------------  ------------  ------------  -----------
                                                        $     17,381  $      5,632  $     42,716  $     7,985
                                                        ------------  ------------  ------------  -----------

Earnings before taxes                                   $        343  $        141  $        721  $       201
                                                        ------------  ------------  ------------  -----------

Provision for income taxes                              $         77  $          -  $        163  $         -

Net Income                                              $        266  $        141  $        558  $       201
                                                        ============  ============  ============  ===========

Basic net income per share                              $       0.00  $       0.00  $       0.01  $      0.01
                                                        ============  ============  ============  ===========

Diluted net income per share                            $       0.00  $       0.00  $       0.01  $      0.00
                                                        ============  ============  ============  ===========

Shares used in computing basic net income per share       53,530,730    38,472,679    48,381,553   35,883,172

Shares used in computing diluted net income per share     59,943,551    53,232,679    57,180,393   47,963,172

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                              CHANCELLOR CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In Thousands)


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                                1999        1998
                                                                            ------------  --------
                                                                             (unaudited) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $       558   $   201
                                                                            ------------  --------
   Adjustments to reconcile net income to
      net cash used by operating activities:
      Depreciation and amortization                                         $     1,098   $   338
      Residual value estimate realizations and
         reductions, net of additions                                                39       167
      Changes in assets and liabilities:
            (Increase) in receivables                                            (2,517)      (79)
            (Increase) in inventory                                                (711)     (333)
            Increase (decrease) in accounts payable and accrued  expenses           564    (2,035)
            Increase in deferred reimburseable expenses and revenues              3,643         -
                                                                            ------------  --------
                                                                                  2,116    (1,942)
                                                                            ------------  --------
                Net cash provided by (used for) operating activities              2,674    (1,741)
                                                                            ------------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net investments in direct finance leases                                 $       (67)  $    67
   Equipment on operating lease                                             $    (4,777)     (405)
   Net change in cash restricted                                                      -     2,419
   Additions to furniture and equipment, net                                       (294)     (159)
   Increase in intangibles, net                                                    (275)   (1,185)
   Net change in other assets                                                      (817)   (1,488)
                                                                            ------------  --------
                Net cash (used for) investing activities                    $    (6,230)  $  (751)
                                                                            ------------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving line of credit                            $       114   $     -
   Increase in notes payable-net                                                     48         -
   Borrowings-nonrecourse debt                                                        -       175
   Borrowings-recourse debt                                                       7,422       917
   Repayments of indebtedness-non recourse                                         (670)     (199)
   Repayments of indebtedness-recourse                                           (2,613)      (24)
   Issuance of common stock, net                                                    300     1,934
                                                                            ------------  --------
                Net cash provided by financing activities                   $     4,601   $ 2,803
                                                                            ------------  --------

Net increase in cash and cash equivalents                                   $     1,045   $   311
Cash and cash equivalents at beginning of period                                    612        97
                                                                            ------------  --------
Cash and cash equivalents at end of period                                  $     1,657   $   408
                                                                            ============  ========

Cash paid for interest                                                      $       760   $   265
                                                                            ============  ========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

1.     BASIS  OF  PRESENTATION


The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. The unaudited interim condensed consolidated financial statements include the accounts of Chancellor Corporation and each of its subsidiaries ("company's"). Accordingly, the interim statements do not include all of the information and disclosure required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based upon the best information available, in recording transactions resulting from business operations. Intercompany accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB-A for the year ended December 31, 1998. The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-KSB-A. The results of operations for the nine months ended September 30, 1998 were derived from the 10-QSB filed in November 1998. The results for the interim period ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.


2.     LOAN  AGREEMENTS

In connection with the purchase of certain transportation equipment (the "Equipment") on lease to certain lessees, the Company entered into a $2,500,000 loan agreement (the "Loan") with a financial institution (the "Lender") in March 1999. The Loan provides for the payment of twenty-four equal monthly installments, beginning May 1, 1999, of principal in the approximate amount of $104,000 and interest at 3.75% plus the average of the one (1) and two (2) month London Interbank Offered Rates. In addition, proceeds from the sale of the Equipment will be paid to the Lender as additional principal reduction up to $1,034,000. In connection with the Loan, the lender retained $300,000 as a deposit to secure repayment of the Loan. The Loan is secured by all of the Equipment and the lease contracts specifically associated with this transaction. The balance outstanding as of September 30, 1999 on this loan is approximately $1,657,000.

In connection with the purchase of certain transportation equipment (the "Equipment") on lease to certain lessees, the Company entered into a $2,876,000 loan agreement (the "Loan") with a financial institution (the "Lender") in September 1999. The Loan provides for principal and interest payments (at 10%) of $583,400 on September 30, 1999, $72,300 per month from October 1999 through December 1999, $64,400 per month from January 2000 through April 2000, $55,500 per month from May 2000 through July 2000, and $1,842,000 August 2000. The Loan is secured by all of the Equipment and the lease contracts specifically associated with this transaction. The balance outstanding as of September 30, 1999 on this loan is approximately $2,819,000.

3.     NEW  ACCOUNTING  STANDARDS


     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for years beginning after June 15, 2000. The standard requires that all derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative. If a derivative is not utilized as a hedge, all gains or losses from the change in the derivative's estimated fair value are recognized in earnings. The gains or losses from the change in estimated fair value are recognized in earnings. The gains or losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship. Due to the Company's limited use of derivatives, the Company expects that adoption of SFAS No. 133 will have an immaterial impact on the Company's consolidated financial position and results of operations.

4.     OPERATING  SEGMENTS

The Company operates in two primary business segments: 1) sales of transportation equipment and 2) leasing activity, as follows (in thousands).

The Company's Sales of Transportation Equipment division retails and wholesales used transportation equipment, primarily, tractors and trailers, through retail centers located in strategic locations primarily in the southern and midwestern sections of the United States.

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

                                                      Three Months Ended  Nine Months Ended
                                                          September 30      September 30
                                                          1999     1998     1999     1998
                                                        --------  ------  --------  ------
                                                           (unaudited)       (unaudited)

SALES OF TRANSPORTATION EQUIPMENT:
------------------------------------------------------

   Revenues                                             $16,502   $5,090  $39,692   $6,052
   Costs and expenses:
      Cost of transportation equipment                   12,837    4,915   31,426    5,583
      Selling, general and administrative                 2,638      116    6,400      292
      Interest expense                                      197        2      333        7
      Depreciation and amortization                         162       10      352       39
                                                        --------  ------  --------  ------
   Total Costs and expenses                             $15,834   $5,043  $38,511   $5,921
                                                        --------  ------  --------  ------

   Income from sales of transportation equipment        $   668   $   47  $ 1,181   $  131
                     before income taxes
      Income taxes                                           77      ---      163      ---
                                                        --------  ------  --------  ------
   Income from sales of transportation equipment        $   591   $   47  $ 1,018   $  131
                                                        --------  ------  --------  ------

   Identifiable Assets                                  $13,960   $  535  $13,960   $  535
                                                        ========  ======  ========  ======


LEASING ACTIVITY
------------------------------------------------------

    Revenues:
       Leasing activity                                 $ 1,185   $  676  $ 3,462   $2,051
       Interest income                                       36        5      200       37
       Other income                                           1        2       83       46
                                                        --------  ------  --------  ------
    Total Leasing Revenues                              $ 1,222   $  683  $ 3,745   $2,134
                                                        --------  ------  --------  ------

     Costs and expenses:
        Selling, general and administrative             $ 1,282   $  455  $ 3,316    1,698
        Interest expense                                     37       41      143       67
        Depreciation and amortization                       228       93      746      299
                                                        --------  ------  --------  ------
     Total Costs and Expenses                           $ 1,547   $  589  $ 4,205   $2,064
                                                        --------  ------  --------  ------

     Income (loss) from leasing activity before income  $  (325)  $   94  $  (460)  $   70
             taxes

      Income taxes                                          ---      ---      ---      ---
                                                        --------  ------  --------  ------

      Income (Loss) from leasing activity               $  (325)  $   94  $  (460)  $   70
                                                        --------  ------  --------  ------

     Identifiable assets                                $14,450   $7,540  $14,450   $7,540
                                                        ========  ======  ========  ======


TOTAL COMPANY
------------------------------------------------------

    Revenues:                                           $17,724   $5,773  $43,437   $8,186

    Cost and expenses:
       Cost of transportation equipment                  12,837    4,915   31,426    5,583
       Selling, general and administrative                3,920      571    9,716    1,990
       Interest expense                                     234       43      476       74
       Depreciation and amortization                        390      103    1,098      338
                                                        --------  ------  --------  ------
                                                        $17,381   $5,632  $42,716   $7,985
                                                        --------  ------  --------  ------

       Income before income taxes                       $   343   $  141  $   721   $  201
                                                        --------  ------  --------  ------

       Income taxes                                          77      ---      163      ---
                                                        --------  ------  --------  ------
    Net Income                                          $   266   $  141      558   $  201
                                                        --------  ------  --------  ------


5.     COMMON  STOCK  ISSUED

During the quarter ended September 30, 1999, the Company's major shareholder was issued five (5) million shares of additional common stock as a result of conversion of series AA preferred stock.

6.     SUBSEQUENT  ACQUISITION  OF  STOCK  AND  DISTRIBUTION  RIGHTS

In October 1999, the Company, through an affiliate, closed on the acquisition of a 15.1% equity interest in Afinita Motor Corporation (Pty) Ltd. ("AMC"). AMC is a South African manufacturer/assembler of trucks, buses, automobiles, sport utility vehicles, and other products. This transaction and the related transaction surrounding certain distribution rights were acquired via a combination of the conversion of a note receivable including accrued interest from cash previously advanced, and the issuance of 250,000 shares of a newly created class of Series B Convertible Preferred Stock (the "Series B Preferred Stock").

In October 1999, the Company, through an affiliate, finalized several agreements that were made effective retroactive to June 30, 1999, with Afinta Motor Corporation (Pty) Ltd. ("AMC"). One such affiliate acquired the exclusive worldwide distribution rights for products manufactured/assembled by AMC, excluding Africa, England, Scotland and Wales. AMC is a manufacturer/assembler of trucks, buses, and other products. These distribution rights to the AMC product range include, but are not limited to trucks, tractor-trailers, buses, automobiles, sport utility vehicles, motorcycles, and other products supplied by AMC. The Company issued 100,000 shares of Series B Preferred Stock in the transaction.

The Company has these distribution rights for the next 99 years, whereby they expire during 2098. The Company will amortize these rights over a 15-year period beginning October 1999. It is the Company's desire to utilize these rights to earn additional revenue via commissions and the potential sale and/or lease of AMC products within the defined territory.

The Series B Preferred Stock has a $20.00 per share liquidation preference and converts into common stock at a 1 for 10 basis, which will increase the shares used in computing diluted net income per share in future periods. Also, in conjunction with these investments, NAOF, a $120 million OPIC backed investment fund of which the Company has a 2.5% investment in, also extended its investment/commitment in AMC to $10,000,000. In addition to the Company, several of the other investors are Sun America, Inc., Citicorp, Northwestern Mutual Life and others.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS


              The results of operations in the previously reported 10-QSB, filed in November 1999, included the effects of Tomahawk for the full nine months ended September 30, 1999 and the restated statements of income and cash flows for the three months ended September 30, 1998 which included the Tomahawk acquisition as of August 1998. Because of the change in the acquisition date from August, 1998 to January 1999, this amended 10-QSB-A includes consolidated results of operations of Tomahawk for the eight months ended September 30, 1999 and the results of operations for the nine months ended September 30, 1998 as originally reported in November, 1998.

Three-Month  Period  Ended  September  30,  1999  vs.  September  30,  1998

     Revenues. Total revenues for the three-month period ended September 30, 1999 were $17,724,000 as compared to $5,773,000 for the corresponding prior period, an increase of $11,951,000 or 207.0%. For the three-month period ended September 30, 1999, transportation equipment sales were $16,152,000 as compared to $5,090,000 for the corresponding prior period, an increase of $11,062,000 or 217.3%. This significant revenue stream from transportation equipment sales is primarily attributable to sales of used transportation equipment through the operating activities of the Company's wholly owned subsidiary, Chancellor Asset Management Inc. ("CAM"). The increase in revenues provided by CAM is primarily a result of the Tomahawk purchase, which has retail outlets located in key Southeastern and Midwestern cities and has inventory for both retail and wholesale sales. Through CAM, the Company seeks to continue to expand its retail centers geographically. The Company also seeks to utilize the competitive advantage provided by its access to retail pricing for residual values of its leased equipment to increase competitiveness within the company lease origination business unit. For the three-month period ended September 30, 1999, rental income increased by $179,000 or 62.6% to $465,000 as compared to $286,000 for the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several leases from portfolios administered by the company for trusts. For the three month period ended September 30, 1999, lease underwriting income decreased by $18,000 or 100% to $0 as compared to $18,000 for the corresponding prior period and direct finance lease income decreased by $5,000 or 22.7% to $17,000 as compared to $22,000 for the corresponding prior period. For the three-month period ended September 30, 1999, interest income increased by $31,000 or 620.0% to $36,000 as compared to $5,000 for the corresponding prior period. This note was exchanged for stock in the manufacturing company in October 1999. For the three-month period ended September 30, 1999, gains from portfolio remarketing increased by $239,000 or 508.5% to $286,000 as compared to $47,000 for the corresponding prior period. The increase in gains from portfolio remarketing is attributable to the increase in portfolio assets acquired in connection with the purchase of several leases from portfolios administered on behalf of trusts by the Company, which were made available for sale upon termination of certain leases. For the three-month period ended September 30, 1999, fees from remarketing activities increased by $464,000 or 153.1% to $767,000 as compared to $303,000 for the corresponding prior period. This increase is attributable, in part, to the Company's efforts to promote its remarketing services on a third party basis. For the three-month period ended September 30, 1999, other income decreased by $1,000 or 50% to $1,000.


     Costs and Expenses. Total costs and expenses for the three-month period ended September 30, 1999 was $17,381,000 as compared to $5,632,000 for the corresponding prior period, an increase of 11,749,000 or 208.6%. The significant increase is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales for the three-month period ended September 30, 1999 was $12,837,000 as compared to $4,915,000 for the corresponding prior period, an increase of $7,922,000 or 161.2%, and resulted in an overall gross margin of 20.5%. Selling, general and administrative expenses for the three-month period ended September 30, 1999 was $3,920,000 as compared to $571,000 for the corresponding prior period, an increase of $3,349,000 or 586.5%. For the three month period ended September 30, 1999 selling, general and administrative expenses included recovered reimbursable trust administration costs of approximately $211,000. Approximately $2,387,000 of selling, general and administrative expenses for the three-month period ended September 30, 1999 is a result of normal operating expenses incurred by CAM and CAM's newly acquired retail and wholesale business unit, Tomahawk, whose operations were consolidated with the Company's beginning February 1999. Before netting out the reimbursable trust administration costs and the effect of the CAM expenses, selling, general and administrative expenses increased to $2,134,000 for the three-month period ended September 30, 1999 as compared to $785,000 or the corresponding prior period, an increase of $1,349,000 or 172.0%. The increase in selling, general and administrative expenses reflects the effect of the Company's growth strategy implementation that included, in part, costs associated with the addition of senior management, sales and staff personnel.

     Interest expense for the three-month period ended September 30, 1999 was $234,000 as compared to $43,000 for the corresponding prior period, an increase of $191,000 or 444.2%. This increase is primarily a result of increased interest expense associated with CAM's revolving credit line with a financial institution utilized for inventory floor planning and interest accrued on the Company's recourse debt.

          Depreciation and amortization expense for the three-month period ended September 30, 1999 was $390,000 as compared to $103,000 for the corresponding prior period, an increase of $287,000 or 278.6%. The increase is primarily due to the amortization of intangible assets associated with the acquisition of Tomahawk by CAM, as well as the depreciation of additions to the Company's portfolio of leased transportation equipment.

     Provision for income taxes for the three-month period ended September 30, 1999 was $77,000 as compared to zero for the corresponding prior period. The increase is primarily due to the taxes incurred by income generated from Tomahawk during the quarter.

          Net Income. Net income for the three-month period ended September 30, 1999 was $343,000 as compared to $141,000 for the corresponding prior period, an increase of $202,000 or 143.3%. The increase in net income is attributable to the significant increase in revenues, primarily from the retail and wholesale of used transportation equipment, the sale of equipment under lease, and continued improvements in the containment of costs. Net income per share was $0.00 per share (both basic and diluted) for the three-month periods ended September 30, 1999 and 1998.

Nine-Month  Period  Ended  September  30,  1999  vs.  September  30,  1998

     Revenues. Total revenues for the nine-month period ended September 30, 1999 were $43,437,000 as compared to $8,186,000 for the corresponding prior period, an increase of $35,251,000 or 430.6%. For the nine-month period ended September 30, 1999, transportation equipment sales were $39,342,000 as compared to $6,062,000 for the corresponding prior period, an increase of $33,280,000 or 549.0%. This significant revenue stream from transportation equipment sales is primarily attributable to sales of used transportation equipment through the operating activities of the Company's wholly owned subsidiary, Chancellor Asset Management Inc. ("CAM"). The increase in revenues provided by CAM is primarily a result of the Tomahawk purchase, which has retail outlets located in key Southeastern and Midwestern cities and has inventory for both retail and wholesale sales. Through CAM, the Company seeks to continue to expand its retail centers geographically. The Company also seeks to utilize the competitive advantage provided by its access to retail pricing for residual values of its leased equipment to increase competitiveness within the Company's lease origination business unit. For the nine-month period ended September 30, 1999, rental income increased by $541,000 or 77.5% to $1,239,000 as compared to $698,000 for the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several leases from portfolios administered for trusts by the Company. For the nine-month period ended September 30, 1999, lease underwriting income decreased by $25,000 or 48.1% to $27,000 as compared to $52,000 for the corresponding prior period and direct finance lease income decreased by $29,000 or 32.6% to $60,000 as compared to $89,000 for the corresponding prior period. The Company is in the final phase of its lease origination rebuilding process, having completed plans for the addition of key senior management and sales personnel in 2000, and development of strategic alliances to provide future growth in this area. For the nine-month period ended September 30, 1999, interest income increased by $173,000 or 640.7% to $200,000 as compared to $27,000 for the corresponding prior period. The increase is primarily attributable to interest earned in connection with the Company's investment of approximately $1,475,000 in a South Africa based manufacturer and lessor of transportation equipment. This note was exchanged for stock in the manufacturing company in October 1999. For the nine-month period ended September 30, 1999, gains from portfolio remarketing increased by $505,000 or 142.3% to $860,000 as compared to $355,000 for the corresponding prior period. The increase in gains from portfolio remarketing is attributable to the increase in portfolio assets acquired in connection with the purchase of several leases from portfolios administered for trusts by the Company which were made available for sales upon termination of certain leases. For the nine-month period ended September 30, 1999, fees from remarketing activities increased by $770,000 or 89.8% to $1,627,000 as compared to $857,000 for the corresponding prior period. This increase is attributable, in part, to the Company's efforts to promote its remarketing services on a third party basis. For the nine-month period ended
September  30,  1999,  other  income  increased  by $36,000 or 78.3% to $82,000.

          Costs and Expenses. Total costs and expenses for the nine-month period ended September 30, 1999 was $42,716,000 as compared to $7,985,000 for the corresponding prior period, an increase of $34,731,000 or 435.0%. The significant increase is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales for the nine-month period ended September 30, 1999 was $31,426,000 as compared to $5,583,000 for the corresponding prior period, an increase of $25,843,000 or 462.9%, and resulted in an overall gross margin of 20.1%. Selling, general and administrative expenses for the nine-month period ended September 30, 1999 was $9,716,000 as compared to $1,990,000 for the corresponding prior period, an increase of $7,726,000 or 388.2%. Approximately $6,537,000 of selling, general and administrative expenses for the nine-month period ended September 30, 1999 is a result of normal operating expenses incurred by CAM and CAM's newly acquired retail and wholesale business unit, Tomahawk, whose operations were consolidated with the Company's beginning February 1999.

     In a prior year, the Company undertook a review of the portfolios it administers on behalf of trusts, including consultation with legal counsel and industry consultants, and determined that it had not been recovering costs associated with administering the trusts. Management's review determined that approximately $22,000,000 of the costs for periods prior to 1997 had not been recovered from the trusts. The Company has recorded approximately $789,000 and $952,000 of cost recoveries in the nine-month periods ended September 30, 1999 and 1998, respectively. Before netting out the reimbursable trust administration costs and the effect of the CAM expenses, selling, general and administrative expenses increased to $5,122,000 for the nine-month period ended September 30, 1999 as compared to $1,217,000 for the corresponding prior period, an increase of $3,905,000 or 320.9%. This increase in selling, general and administrative expenses reflects the effect of the Company's growth strategy implementation that included, in part, significant costs associated with the addition of senior management and staff personnel and costs incurred in obtaining additional financing sources and investment assets, while continuing to improve the containment of other operating costs.

     Interest expense for the nine-month period ended September 30, 1999 was $476,000 as compared to $74,000 for the corresponding prior period, an increase of $402,000 or 543.2%. This increase is primarily a result of increased interest expense associated with CAM's revolving credit line with a financial institution utilized for inventory floor planning and interest accrued on the Company's recourse debt.

          Depreciation and amortization expense for the nine-month period ended September 30, 1999 was $1,098,000 as compared to $338,000 for the corresponding prior period, an increase of $760,000 or 224.9%. The increase is primarily due to the amortization of intangible assets associated with the acquisition of Tomahawk by CAM.

            Provision for income taxes for the nine-month period ended September 30, 1999 was $163,000 as compared to zero for the corresponding prior period. The increase is primarily due to the taxes incurred from income generated by Tomahawk during the eight months ending September 1999.

               Net Income. Net income for the nine-month period ended September 30, 1999 was $558,000 as compared to $201,000 for the corresponding prior period, an increase of $357,000 or 177.6%. The increase in net income is attributable to the significant increase in revenues, primarily from the retail and wholesale of used transportation equipment, the purchase of certain lease portfolios from the trusts, and continued improvements in the containment of costs. Net income per share was $0.01 per share (both basic and diluted) for the nine-month periods ended September 30, 1999 compared to $.00 per share in 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES


          The Company recognized a net increase in cash and cash equivalents for the nine-month period ended September 30, 1999 of $1,045,000 totaling $1,657,000. Operating activities provided cash of $2,674,000 during the nine-month period ended September 30, 1999 and is primarily a result of increased sales of used transportation equipment inventory, normal increases in accounts payable associated with inventory and operating purchases, an increase in deferred revenue associated with the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several equipment lease portfolios, and offset by increases in accounts receivable and inventory. Investing activities used cash of $6,230,000 during the nine-month period ended September 30, 1999 and is primarily a result of the acquisitions of portfolios of operating leases valued at approximately $4,773,000. Financing activities provided cash of $4,601,000 during the nine-month period ended September 30, 1999 and is primarily the result of recourse debt loans from financing institutions in the amount of $5,376,000 and loans from Vestex Capital Corporation. The Company's majority shareholder, exercised of a Stock Purchase Warrant for an aggregate of Ten Million (10,000,000) shares of the Common Stock, $.01 par value, of the Company at the exercise price of $.20 per share in exchange for payment of recourse debt during the quarter ended June 30, 1999. During the quarter ended September 30, 1999, the Company's major shareholder was issued five (5) million shares of additional common stock as a result of conversion of Series AA preferred stock. Cash and cash equivalents were $1,657,000 at September 30, 1999 as compared to $612,000 at December 31, 1998, an increase of $1,045,000 or 170.8%.

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

     In connection with the purchase of certain transportation equipment (the "Equipment") on lease to certain lessees, the Company entered into a $2,876,000 loan agreement (the "Loan") with a financial institution (the "Lender") in September 1999. The Loan provides for principal and interest payments (at 10%) of $583,400 on September 30, 1999, $72,300 per month from October 1999 through December 1999, $64,400 per month from January 2000 through April 2000, $55,500 per month from May 2000 through July 2000, and $1,842,000 August 2000. The Loan is secured by all of the Equipment and the lease contracts specifically associated with this transaction. The balance outstanding as of 11/15/99 is $2,230,000.

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

          The remarketing, retailing and wholesaling of equipment has played and will continue to play a vital role in the Company's operating activities. In connection with the sale of lease transactions to investors, the Company typically is entitled to share in a portion of the residual value realized upon remarketing. Successful remarketing of the equipment is essential to the realization of the Company's interest in the residual value of its managed portfolio. It is also essential to the Company's ability to recover its original investment in the equipment in its own portfolios and to recognize a return on that investment. The Company has found that its ability to remarket equipment is affected by a number of factors. The original equipment specifications, current market conditions, technological changes, and condition of the equipment upon its return all influence the price for which the equipment can be sold or released, resulting in a potential loss to the company.

          The Company plans to dedicate substantial resources toward the further development and improvement of its remarketing, retailing and wholesaling capabilities. The Company's strategy is to further capitalize upon its remarketing expertise by continuing to develop its ability to sell remarketing services to other lessors, fleet owners, and lessees. The company plans also to create a dealer capability under which the Company would buy and resell fleet equipment. The Company anticipates expanding its used transportation equipment retail and wholesale capabilities through the addition of strategically located retail centers through internal growth and/or acquisitions. The Company's retail and wholesale capabilities have been greatly improved through CAM's strategic acquisition of Tomahawk. This improved capability will be used as a competitive advantage that will enable the Company to provide a "total holding cost" concept when competing for new lease origination deals. The Company's retail and wholesale business unit will provide improved outlets for other lessors, financial institutions, and fleet owners to dispose of used transportation equipment and sources of quality used transportation equipment for fleet owners and owner-operators. The Company also plans to aggressively promote its Internet capabilities to further promote its business activities and as an e-commerce tool.

     In August 1997, the Company committed to make a $1 million equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120 million investment fund composed of $40 million from equity participants including the Company, and $80 million in debt financing provided by the Overseas Private Investment Corporation ("OPIC"), an independent U.S. government agency. The purpose of the fund is to make direct investments in emerging companies throughout Africa. In addition to the Company, several of the other investors are Sun America, Inc., Citicorp, Northwestern Mutual Life and others. As of September 30, 1999, the Company had funded approximately $469,000 and is obligated to provide additional funding in the approximate amount of $531,000. The Company has additionally invested approximately $1,475,000 into one of NAOF's portfolio investee companies. Subsequent to September 30, 1999, the Company formally closed on a strategic investment/alliance with a South African manufacturer and New Africa Opportunity Fund "NAOF" whereby a series of convertible preferred stock of Chancellor Corporation was issued and the note receivable including accrued interest was canceled in exchange for a minority interest and certain distribution rights in the South African company.

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

          The Company is in the final stages of negotiation with several financial institutions, whereby the Company could potentially gain access to substantial funding which would enable the Company to accelerate the redevelopment of its lease origination business.


IMPACT  OF  THE  YEAR  2000  ISSUE

     The Company has completed efforts to assess and, where required, remediate issues associated with Year 2000 ("Y2K") issues. Generally defined, Y2K issues arise from computer programs which use only two digits to refer to the year and which may experience problems when the two digits become "00" in the year 2000. In addition, imbedded hardware microprocessors may contain time and two-digit year fields in executing their functions. Much literature has been devoted to the possible effects such programs may experience in the Year 2000, although significant uncertainty exists as to the scope and effect the Y2K issues will have on industry and the Company.

     The Company has recognized the need to address the Y2K issue in a comprehensive and systematic manner and has taken steps to assess the possible Y2K impact on the Company. Although the Company has not completed a 100% assessment of all its information technology ("IT") and non-IT systems for Y2K issues the Company has completed its assessment of all mission-critical systems. All mission-critical systems and most of the major applications and hardware have been assessed to determine the Y2K impact and a plan is in place for timely resolution of potential issues.

     In 1998, the Company developed a strategic plan to identify the IT systems needed to accomplish the Company's overall growth plans. As part of this process, Y2K issues were considered and addressed by the Company's senior management and MIS personnel. Although this plan was intended to modernize the IT systems, compliance with Y2K requirements were incorporated.

     The cost of bringing the Company in full compliance should not result in a material increase in the recent levels of capital spending or any material one-time expenses. Prior to 1999, the Company spent approximately $200,000 in modernizing its IT system, including compliance with Y2K requirements. The Company anticipates spending approximately $350,000 during fiscal 1999 and 2000 to complete the modernization of its IT system.

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

"SAFE  HARBOR"  STATEMENT  UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     This Quarterly Report on Form 10-QSB/A contains certain "Forward-Looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or the Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introduction and acceptance, technology changes and changes in industry conditions. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

             None

Item  3.     Defaults  Under  Senior  Securities

             None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

             None

Item  5.     Other  Information


                 Form 10-KSB for 1998 was amended January, 2000, primarily for the effects caused by the change in acquisition date of the Tomahawk subsidiary which was originally reported as of August, 1998. This transaction has been recorded as of January, 1999, the date of final closing in the revised 10-KSB-A and this 10-QSB-A. See 10-KSB-A for more information. Additionally, the original 10-QSB included the acquisition of a minority interest in a South African company as of September 30, 1999 in exchange for forgiveness of debt and issuance of preferred stock. This transaction has been revised and recorded as of the closing date in October, 1999.


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

                    CHANCELLOR  CORPORATION


                                        /s/  Brian  M.  Adley
                                        ---------------------
                                        Brian  M.  Adley
                                        Chairman  of  the  Board  and  Director
                                        (Principle  Executive  Officer)


                                        /s/  Franklyn  E.  Churchill
                                        ----------------------------
                                        Franklyn  E.  Churchill
                                        President,  Chief  Operating  Officer
                                        and  Director


                                        /s/  Jonathan  C.  Ezrin
                                        ------------------------
                                        Jonathan  C.  Ezrin
                                        Corporate  Treasurer
                                        (Principle  Accounting  Officer)


Date:  January  29,  2000