Form 10QSB/A
period 1999-09-30
CHANCELLOR CORP
filed 2000-02-25
CIK 724051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2
(Mark  One)


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

                                   CHANCELLOR CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (In Thousands)


                                                                        September 30,    December 31,
                                                                            1999            1998
                                                                       ---------------  --------------
                                                                         (unaudited)
ASSETS

   Cash and cash equivalents                                           $        1,657  $          612
   Receivables, net                                                             4,375           2,880
   Inventory                                                                   10,630              36
   Net investment in direct finance leases                                        426             359
   Equipment on operating lease, net of accumulated depreciation
     of $2,034 and $2,351                                                       5,280             702
   Residual values, net                                                           180             219
   Furniture and equipment, net of accumulated depreciation
     of $1,457 and $1,224                                                       1,011             807
   Long term investments                                                        1,009           1,000
   Intangibles, net                                                             2,651             111
   Other assets, net                                                            3,934           1,460
                                                                       ---------------  --------------

           Total assets                                                 $      31,153  $         8,186
                                                                       ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses                               $        5,261  $        3,572
   Deferred reimburseable expenses                                              4,711           1,068
   Indebtedness:
     Revolving credit line                                                      8,648             ---
     Notes -payable                                                               761             ---
     Nonrecourse                                                                  219             889
     Recourse                                                                   5,104             295
                                                                       ---------------  --------------
          Total liabilities                                                    24,704           5,824
                                                                       ---------------  --------------


Stockholders' equity:
   Prefered Stock, $.01 par value, 20,000,000 shares authorized:
     Convertible Series AA, none and 5,000,000  shares issued and outstanding      ---             50
     Convertible Series B, 2,000,000 shares authorized,
       none issued and outstanding                                                 ---            ---
   Common stock, $.01 par value; 75,000,000 shares authorized,
     58,316,877 and 38,541,895 shares issued and outstanding                      583             385
   Additional paid-in capital                                                  33,324          29,943
   Accumulated deficit                                                        (27,458)        (28,016)
                                                                       ---------------  --------------
          Total stockholder's equity                                   $        6,449   $       2,362
                                                                       ---------------  --------------

          Total liabilities and stockholder's equity                   $       31,153   $       8,186
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