Form 10KSB
period 1999-12-31
CHANCELLOR CORP
filed 2000-04-03
CIK 724051

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)	[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
OR

	[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to _________________

Commission File Number 0-11663

Chancellor Corporation
(Name of Small Business Issuer in its Charter)

Massachusetts	04-2626079
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

210 South Street, Boston, Massachusetts	02111
(Address of Principal Executive Offices)	Zip Code

Issuer's Telephone Number, Including Area Code (617) 368-2700

Securities registered under Section 12(b) of the Exchange Act: Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.01

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 1999 were approximately $62,272,000.

Aggregate market value of the registrant (inclusive of Series B shares) was approximately $51,082,000 as of March 30, 2000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2000, 58,795,000 shares of Common Stock, $.01 par value per share and 350,000 shares of Series B Convertible Preferred Stock ("Series B"), $.01 par value per share were outstanding. The Series B shares convert into common on a 1 for 10 basis (3,500,000 in total) and have a liquidation preference of $20.00 per preferred share or $7,000,000 in the aggregate. Market value of the voting stock held by non-affiliates of the registrant as of March 30, 2000 was approximately $10,183,000.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders to be held at 2:00 p.m. on June 30, 2000 at the offices of Bingham Dana, LLP, 150 Federal Street, Boston, MA 02109 - Part III

This Annual Report on Form 10-KSB contains certain "Forward-Looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions used in this report, the words "anticipate", "believe", "estimate", "expect", and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or the Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introduction and acceptance, technology changes and changes in industry conditions. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

PART I

ITEM 1. Description of Business.

Chancellor Corporation ("Chancellor" or the "Company") was incorporated in Massachusetts in January 1977. It is principally engaged in (1) wholesale and retail used transportation equipment sales through its wholly owned subsidiary, Chancellor Asset Management. (CAM), which was incorporated in Massachusetts in 1998, (2) buying, selling, leasing and remarketing new and used transportation equipment, (3) managing equipment on and off-lease, and (4) arranging equipment-related financing through its principal subsidiary, Chancellor Fleet Corporation ("Fleet") which was incorporated in Massachusetts in January 1980.

HISTORICAL BUSINESS AND FISCAL YEAR 1999 SIGNIFICANT DEVELOPMENTS

The Company originates lease transactions directly with equipment users and in most cases sells those leases to investors and/or may hold for its own account. The Company also manages most of the leases it sells to investors and, when the original leases expire or terminate, remarket the equipment for the benefit of the investors and the Company. The Company originates leases involving primarily transportation equipment, but also leases other equipment including material handling equipment and construction equipment. Investors who purchase equipment subject to a lease may receive the tax and most of the economic benefits associated with the lease transaction. In certain cases, the Company has retained leases for its own account. The Company also arranges non-recourse financing for some of the leases which it sells and for most leases which it has retained for its own account. Typically, when the Company originates leases, the investors or buyers of those leases are not known. Therefore, the Company at the time of entering into the lease transaction is "underwriting" the lease. At the expiration or early termination of the original lease, the Company typically sells or releases the equipment on behalf of the investor. To date, the Company has leased, re-marketed, or re-sold equipment with an original cost of over $1,500,000,000 ($1.5 Billion U.S.).

During the period 1989 through 1997, the Company incurred cumulative losses in excess of $56 million. The Company recorded a loss of $1,802,000 during fiscal 1997. This continued decline from 1989 through 1996 (inclusive of such losses) led the Company to the development and implementation of a restructuring and transition plan. This plan was developed and implemented under the direction of Vestex Capital Corporation, the Company's majority shareholder. The continued, but decreasing loss in 1997 was due primarily to the lack of sufficient cash flow to add new leases to the Company's own lease portfolio and continued costs that occurred in the first half of 1997 in connection with the Company's restructuring efforts. The Company virtually broke-even for Q3, 1997 with a loss of approximately $9,000, and the Company posted a profit for Q4, 1997. For the year ended December 31, 1998, the Company recorded a profit of $524,000, the first full year of profitability since 1988. The Company's return to profitability in 1998 reflects the culmination of new management's efforts and strategies to maximize remarketing of off lease transportation equipment and continued implementation of its strategy to expand its operations to retail used transportation equipment. The Company continues to develop and attempts to implement innovative financing and fleet management programs in the transportation equipment finance industry to further the Company's continued growth.

Chancellor Asset Management Inc. ("CAM"), a wholly owned subsidiary of the Company, entered into a Management Agreement, dated August 1, 1998, as amended August 17, 1998, with M.R.B. Inc., a Georgia corporation d/b/a Tomahawk Truck Sales; Tomahawk Truck & Trailer Sales, Inc., a Florida corporation; and Tomahawk Truck & Trailer Sales of Virginia, Inc., a Virginia corporation; and Tomahawk Truck & Trailer Sales of Missouri, a Missouri Company, and the management agreement provided CAM with effective control of Tomahawk's operations as of August 1, 1998. Subsequently, CAM acquired all of the outstanding capital stock of Tomahawk from the two (2) sole shareholders (the "Selling Shareholders") pursuant to a Stock Purchase Agreement (the "Agreement") dated January 29, 1999.

Tomahawk is engaged in a similar line of business as CAM. Tomahawk retails and wholesales used transportation equipment consisting primarily of tractors and trailers. Tomahawk operates seven (7) retail centers in Conley, Georgia; Richmond, Virginia; Pompano Beach, Florida; Orlando, Florida; Elizabeth, New Jersey; Dallas, Texas; and Kansas City, Missouri. Tomahawk also operates its wholesale division from the Conley, Georgia facility. Tomahawk operates as a wholly owned subsidiary of CAM, coordinating many operations with the Company to achieve operating efficiencies and synergies.

The purchase price paid by CAM consisted of 4,500,000 shares of Common Stock of Chancellor (valued at $.65 per share) and future cash consideration pursuant to an earn-out (the "Earn-Out") as provided for in the Agreement. The Earn-Out provides that each of the Selling Shareholders will be paid an amount equal to seven and one-half percent (7.5%) of the Adjusted Pre-Tax Earnings of Tomahawk. The Earn-Out, which is paid on a quarterly basis, begins in the fiscal year ended December 31, 1999 and ends in the fiscal year ended December 31, 2004. In connection with this Agreement, CAM loaned the Selling Shareholders a total of $300,000 pursuant to certain promissory notes payable that are payable in full on January 29, 2004. Additionally, Vestex Capital Corporation, the largest shareholder of the Company, is to receive up to $3,250,000 plus expenses, not to exceed $50,000, payable over the next six years for services rendered in finding, negotiating and arranging financing on the transaction as well as ongoing management and development of long-term growth strategies including initiation of possible acquisition and/or merger candidates. The final fee is based principally upon the financial impact and profitability that Tomahawk adds to the Company's operating results. Through 1999, Vestex received approximately $1,109,000 in fees, plus repayment of debt advanced to the Company, as well as fees for granting a line of credit advanced for the CAM subsidiary of up to $1,000,000 at prime plus 2%.

The Agreement also: i) nominates one of the Selling Shareholders as a director of Chancellor's Board of Directors; ii) elects both of the Selling Shareholders as directors of CAM's Board of Directors; iii) provides for Employment Agreements for the Selling Shareholders over a period of five years with base salaries of $200,000 per annum; iv) prohibits the Selling Shareholders from competing against CAM or Tomahawk, or soliciting former employees and customers of Tomahawk; v) provides for Tomahawk to lease from the Selling Shareholders the Conley, Georgia facility at fair market value rents of approximately $8,500 per month; and vi) provides CAM an option to purchase from the Selling Shareholders the Conley, Georgia facility for an amount not to exceed $950,000. Subsequent to year- end, the Company and the shareholders have entered into a definitive agreement. Final details are being confirmed and/or reviewed by legal counsel, however the purchase price is believed to be less than the $950,000 as discussed above. The Company plans to own the real estate, when closed, through a new subsidiary incorporated in 2000.

This Tomahawk acquisition was recorded in accordance with the purchase method of accounting as of January 29, 1999. In connection with this transaction, CAM assumed liabilities of approximately $11,200,000 and incurred acquisition costs of approximately $155,000. The excess of the purchase price over net assets of approximately $3,142,000 at December 31, 1999, including additional consideration since closing, has been recorded in intangibles and allocated between a covenant not to compete, customer database files and goodwill in 1999 and will be amortized over periods of five (5) to fifteen (15) years beginning February, 1999.

In August 1997, the Company committed to make a $1,000,000 ($1 million) equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120 million investment fund composed of $40 million from equity participants including the Company, and $80 million in debt financing provided by the Overseas Private Investment Corporation ("OPIC"), an independent U.S. government agency. In addition to Chancellor, some of the limited partners within the fund include, but are not limited to, Sun America, Northwestern, Citicorp, and others. The purpose of the fund is to make direct investments in emerging companies throughout Africa. As of December 31, 1999, the Company had funded approximately $469,000 and is obligated to provide additional funding in the approximate amount of $531,000. As further described in footnote 13, the company has additionally invested up to 15.1% into one of NAOF's investee companies. The Company continues to negotiate further strategic opportunities with this investee company.

During a prior year, the Company undertook a review of its trust portfolio, including consultation with legal counsel, an International "Big Five (5)" Independent public accounting firm, and industry consultants and determined that it had not been recovering costs associated with administering the trusts. Management's initial review determined that approximately $22,000,000 of costs for periods prior to 1997 had not been recovered from the trusts. The Company has recorded approximately $972,000 and $1,498,000 of cost recoveries in the years ended December 31, 1999 and 1998, respectively. For periods prior to 1998, $2,862,000 was recovered. Thus, to date, the Company has recovered in excess of $5,300,000. Management makes no representations concerning the Company's ability to recover any further costs for periods prior to 1997. Further recoveries for periods prior to 1997 and thereafter are contingent upon the current status of the specific trusts and the Company's level of recovery efforts.

The ability of the Company to profitably operate its lease origination business unit in the future will depend largely on the amount of new capital available to the Company and the cost of that capital. In addition, the success of the Company's remarketing and retailing of used transportation equipment will result, in part, from its ability to locate sources of quality used transportation equipment and expansion of its distribution channel through siting of potential new retail facilities. The Company continues to explore possible sources of new capital including, for example, obtaining new or additional recourse debt, obtaining new equity capital, securitizing lease transactions, obtaining equity capital from private investors, purchases of equipment leases originated by the Company and/or entering into strategic alliances/joint ventures with other leasing or financial services companies and the sale of ancillary business units and/or assets as considered appropriate. The Company also utilizes an expansive database of over 75,000 sources and customers of used transportation equipment. This effort is on going and includes a fully staffed telemarketing group to continually upgrade and add new sources and users of transportation equipment. Additionally, the Company's management has established a retail facility expansion program which investigates potential new sites that can be developed internally as well as acquisition candidates. The Company intends on investing any new capital that it obtains in leases for its own portfolios (if practical), expansion of its remarketing and retail/wholesale operations, general working capital purposes, and other activities or operations as determined by management and/or the board of Directors.

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

The Company currently concentrates on leasing transportation equipment, such as tractors, trailers and trucks. The Company also leases construction equipment, aircraft, material handling equipment and other equipment. The Company's long term business plan will also consider diversification of the equipment available to be financed. This potential diversification will provide for the financing of low-obsolescence, hard-asset equipment with predictable and dependable residual values, including but not limited to, plastics, printing, construction and general manufacturing equipment. Further, the Company will seek to syndicate transactions not meeting these criteria or the Company's credit risk profile.

The Company leases equipment to lessees in diverse industries throughout the United States. Although the Company's direct solicitation efforts involving leases of new equipment have shifted from Fortune 100 companies to include smaller business entities, most of the Company's lessees of new equipment are still of substantial creditworthiness, with minimum net worth in excess of $25 million. Some of the Industries the Company participates in include; aircraft/aerospace, agricultural, automotive, beverage/bottling, chemical/pharmaceutical, consumer goods, electronics, food distribution, hotels & entertainment, industrial, paper & textiles, petroleum, retail/apparel, and transportation. Customers within these industries include; Purdue, Tyson Farms, Ford Motor, Daimlerbenz, Coors, Coca-Cola, Dow, Walmart, Whirlpool, Texaco, Alliant Food Service, and others.

During 1999, the Company continued its lease originating activities, including brokering of new lease transactions. The Company also transacted several significant buyouts of portfolios held by certain trust investors. During 1999, 67% (based on original equipment cost) of the new lease transactions originated by the Company were with one large lessee. During 1998, 31% (based on original equipment cost) of the new lease transactions originated by the Company were with the one largest lessee (Wal-Mart). In addition, approximately 40% and 31% (based on original equipment cost) of equipment sold to investors in 1998 were purchased by the two largest investors.

Equipment Acquisition

The Company acquired $4.2 million of equipment under 40 leases during 1999. The Company acquired $5.5 million of equipment under 40 leases during 1998.

Equipment Disposition

In 1999, the Company disposed of $1.1 million of portfolio equipment (measured by its original cost) on operating leases and disposed of $310,000 on direct finance leases. The total equipment (net of depreciation, pay-down and write-downs) on operating leases and direct finance leases increased in 1999 to $4.2 million and $376,000, respectively. In 1998, the Company disposed of $6.8 million of the Company's portfolio equipment (measured by its original cost) on operating leases and disposed of $139,000 on direct finance leases, reducing the total equipment (net of depreciation, pay-down and write-downs) on operating leases and direct finance leases to $702,000 and $359,000, respectively.

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

Remarketing efforts are pursued on a direct retail sale, wholesale or lease basis. The Company's fleet equipment remarketing experience has shown that generally the greatest residual value is realized by initially re-leasing equipment, rather than immediately selling it. Therefore, the Company has concentrated its remarketing efforts on re-leasing, although re-leasing involves more risks than selling because lessees of used equipment are generally smaller, less creditworthy enterprises than the Company's initial lessees. The Company sells fleet equipment through its retail sales center located in Elizabeth, New Jersey. Additionally, the Company uses indirect retail sales centers in California, Georgia, Illinois, Florida, Missouri, and Texas.

Retail and Wholesale Activities

As previously mentioned, CAM acquired Tomahawk for purposes of enhancing its remarketing of used transportation equipment. The acquisition of Tomahawk provides the Company with six (6) additional retail centers in Conley, Georgia; Pompano Beach and Orlando, Florida; Richmond, Virginia; Dallas, Texas; and Kansas City, Missouri, in addition to its previously existing location in Elizabeth, New Jersey. The Dallas, Texas location was opened in Q3, 1999 and the Kansas City location was opened in Q4, 1998. Tomahawk also provides additional wholesale opportunities from its Conley, Georgia headquarters. The Company will derive significant revenues from the retail and wholesale of used transportation equipment through CAM's Tomahawk business unit. In addition, the Company's ability to utilize retail pricing to establish residual values on lease transactions will provide the Company with a competitive advantage in its retail centers throughout the domestic marketplace. CAM maintains an extensive database of used equipment sources and customers and continually updates this information through a fully staffed telemarketing group.

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

The equipment leasing business, on a global basis, is a highly competitive, fragmented marketplace with thousands of competitors. The Company has identified emerging markets such as Russia, the Commonwealth of Independent States, the Republic of South Africa, the Kingdom of Swaziland, and other sub-Saharan countries. These emerging markets hold significant opportunity to provide financial services, such as leasing, that the Company will continue to explore as resources and opportunities permit, however, the primary focus remains within the United States. The Company is aggressively pursuing the transacting of lease deals and negotiation of strategic alliances in these markets. Chancellor's competitors include (1) large diversified financial services companies, (2) other leasing companies and (3) vendor financing programs. Many of these organizations have greater financial resources than the Company and, therefore, may be able to obtain funds or equipment on more favorable terms than those available to the Company. Additionally, the Company competes against other financing alternatives available to lessees for the purchase of equipment.

BUSINESS PLAN

The Company's strategy is to continue in a profitable manner, increase market share, and create growth opportunities by expanding its core business through servicing of investment grade and middle market clients, joint ventures with financial institutions, expanding its used transportation equipment retail and wholesale distribution channel, expanding into new transportation and equipment markets and seeking strategic financial partnerships and joint ventures domestically and internationally.

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

The Company enjoys a reputation as one of the premier transportation equipment remarketers in the industry. The Company believes there is a significant opportunity to offer lease and rental companies, finance companies, utilities, financial institutions, municipalities, and transportation companies an outlet for their used equipment other than the traditional low-end auction channels. The Company further believes the acquisition of Tomahawk will enhance the distribution of this equipment at lease expiration.

The Company also perceives significant opportunities for its services in international markets. Additionally, the Company can benefit from higher margins in less competitive international markets. The Company has completed certain lease transactions in the Russian Federation and the Commonwealth of Independent States ("Russia and the CIS"). In addition, the Company has made investments with certain parties that both invest in and operate companies in the Republic of South Africa ("RSA"), the Kingdom of Swaziland and other sub-Saharan countries. The Company continues to evaluate the potential for providing additional financial services in the RSA as a result of the strategic alliances established.

Business Expansion

Since the change in management and Board control on December 3, 1996 the Company closely scrutinizes transactions to maximize profitability. As a result of the restructuring, which was completed in 1997, and a move towards concentrating on profit centers, the Company has established a foundation upon which future profitable business expansion can be achieved. As an outgrowth of the Company's core transportation leasing business, several acquisitions are being evaluated that provide for vertical and horizontal integration into businesses that utilize similar back office operations.

The expansion of the Company's core business through the acquisition of and merger with complementary businesses within the financial services and transportation industries will be an ongoing strategic focus. The implementation of this strategy involves members of senior management and outside professionals reporting to a Mergers and Acquisitions subcommittee of the Board of Directors. This group is constantly evaluating a variety of domestic and international leasing companies and related opportunities, for potential alliances and/or business combinations.

The Company, through an affiliate acquired from Afinita Motor Corporation (Pty) Ltd., ("AMC) the exclusive worldwide distribution rights for products manufactured/assembled by AMC, excluding Africa, England, Scotland and Wales. AMC is one of South Africa's largest manufacturer/assembler of trucks, tractor-trailers, buses, automobiles, sport utility vehicles ("SUV), motorcycles, and other products supplied by AMC. The Company is currently evaluating various methods to utilize these rights, along with direct and indirect commissions the Company may receive with these products. A long-term plan is to directly re-sell/market these rights and/or products within this exclusive territory.

Communications and Information

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

In 1998, the Company developed a strategic plan to identify the IT systems needed to accomplish the Company's overall growth plans. As part of this process, Y2K issues were considered and addressed by the Company's senior management and MIS personnel. Although this plan was intended to modernize the IT systems, compliance with Y2K requirements were incorporated. The cost of bringing the Company in full compliance should not result in a material increase in the recent levels of capital spending or any material one-time expenses. To date, the Company has spent approximately $400,000 in modernizing its IT system, including compliance with Y2K requirements. The Company anticipates spending approximately $300,000 during fiscal 2000 to complete the modernization of its IT system.

The failure of either the Company, its vendors or clients to correct the systems affected by Y2K issues could result in a disruption or interruption of business operations. The Company uses computer programs and systems in a vast array of its operations to collect, assimilate and analyze data. Failure of such programs and systems could affect the Company's ability to track assets under lease and properly bill. Although the Company does not believe that any of the foregoing worst-case scenarios will occur, there can be no assurance that unexpected Y2K problems of the Company's and its vendors' and customer's operations will not have a material adverse effect on the Company. No significant operational deficiencies have arisen from the Y2K issue.

In 1998 the Company made several improvements to its Internet presence (http://www.chancellorcorp.com) as part of the Company's strategy to further incorporate technology into its marketing and customer service initiatives. The Company's goal is to create a simple, well-designed and useful Internet destination by redesigning the site and expanding content to improve its usefulness as a business resource for customers and an informational tool for investors when fully developed. The Chancellor site will showcase the Company's truck and trailer inventory available through its seven (7) retail locations, provides online and downloadable lease applications for fleet managers, and improve the quality and quantity of corporate and financial information tailored for the investment community.

Market Opportunities

Through implementation of a strategy allowing for penetration of investment grade and middle market, as well as Fortune 100 customers, the Company will broaden its target market to a less competitive and price sensitive arena. The Company will focus its energies domestically and internationally on the multi-billion dollar leasing marketplace. The ability of the Company to originate and remarket equipment in underdeveloped and inefficient markets translates into higher potential rates of return. Additionally, the willingness of the Company's strategic financial partners to augment the Company's deal underwriting capabilities provides financial strength to execute transactions.

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

Additionally, the Company has made significant progress in establishing a presence in the Republic of South Africa ("RSA") as a premier financial services company in this region. The Company's efforts as a key contributor in the economic development of the RSA are demonstrated indirectly through an investment in the New Africa Opportunity Fund, LP ("NAOF.) Additionally, during 1999, the Company invested in and acquired up to 15.1% of one of NAOF's investee companies as well as obtained worldwide distribution rights excepting certain countries for its products..

As a result of its strength in the management of assets, the Company has a unique opportunity to originate and/or remarket long-lived assets in the international marketplace. As continued emphasis is placed on projects to rebuild and improve infrastructure, the need for capital equipment in these international markets is expected to grow.

Operating Facility

The Company's fully integrated sales and marketing departments are headquartered in Boston, Massachusetts, with a satellite office located in New York City, New York. The Company maintains retail used transportation equipment centers in Conley, Georgia; Pompano Beach, Florida; Orlando, Florida; Richmond, Virginia; Dallas, Texas; Kansas City, Missouri; and Elizabeth, New Jersey. A direct sales staff and telemarketing program supports a national network of sales representatives.

Seasonality

Because of tax and investment considerations, investors frequently defer their decisions to purchase lease transactions until after the first half of the calendar year.

Employees

In April 1999, the Company employed approximately 90 persons on a full time basis. As of March 30, 2000, the Company employed approximately 107 persons on a full time basis. Pending adequate financial resources, the Company expects to hire a number of sales and marketing people to support its plan to re-establish its origination business and service planned development or acquisition of additional dealerships.

ITEM 2. Description of Property.

The Company leases an office facility in Boston, Massachusetts. This facility houses the Company's administrative, financing and marketing operations. The Boston, Massachusetts lease is for a non-cancelable period of five years, with a five-year renewable period at fair market value. The lease has two and a half years remaining in the original term as of December 31, 1999, with a base rent of approximately $11,000 per month. The Boston, Massachusetts facility adequately provides for present and future needs, as currently planned. The Company also leases offices in New York and Nevada on a month to month basis.

The Company also leases seven (7) other retail locations in the following states; Florida, Georgia, New Jersey, Texas, Missouri, and Virginia. Total lease commitments at December 31, 1999 wre aproximately $33,000 per month. Subsequent to year- end, the Company and the former Tomahawk shareholders have entered into a definitive agreement to purchase the Conley, Georgia location. Final details are being confirmed and/or reviewed by legal counsel, however the purchase price is believed to be less than $950,000. The Company plans to own the real estate, when closed, through a new subsidiary incorporated in 2000.

ITEM 3. Legal Proceedings.

As of 12/31/99, all material litigation involving the Company has been settled and grievances have been resolved. The Company is involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

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

The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated, according to published sources.

	High	Low
2000
First quarter through March 30	$ .82	$ .28

1999
Fourth Quarter	.67	.22
Third Quarter	.88	.44
Second Quarter	.75	.44
First quarter	.93	.43

1998
Fourth quarter	.88	.50
Third quarter	1.34	.24
Second quarter	.37	.16
First quarter	.44	.27

1997
Fourth quarter	.44	.15
Third quarter	.18	.10
Second quarter	.15	.09
First quarter	.10	.04

On March 30, 2000, there were approximately 700 beneficial owners of the Company's common stock. The Company has not paid or declared cash dividends on its common stock during the periods indicated and does not currently intend to pay cash dividends on its common stock for the foreseeable future.

ITEM 6. Management's Discussion and Analysis or Plan of Operations.

Results of Operations

Year Ended December 31, 1999 vs. December 31, 1998

Revenues. Total revenues for the year ended December 31, 1999 was $62,272,000 as compared to $10,708,000 for the prior year, an increase of $51,564,000 or 482.0%. For the year ended December 31, 1999, transportation equipment sales were $54,528,000 as compared to $6,165,000 sales for the corresponding prior year. The increase in revenue is attributable in part to the acquisition of Tomahawk, as well as the ongoing efforts of purchasing and selling of transportation portfolios. The Company will also utilize the competitive advantage provided by its access to retail pricing for residual values to aid in the ability to improve competitiveness within the Company's lease origination business unit. For the year ended December 31, 1999, rental income increased by $813,000 or 86.3% as compared to the prior year. The increase in rental income is attributable primarily to the addition of certain equipment acquired in connection with the purchase of several portfolios. For the year ended December 31, 1999, lease-underwriting income decreased by $47,000 or 63.5% as compared to the prior year. Lease underwriting income decreased due to a higher concentration of broker related activity that results in a lower overall revenue stream. The Company, however, continues to rebuild its lease origination process and plans the addition of key senior management and sales personnel, and development of strategic alliances to provide future growth in this area. For the year ended December 31, 1999, direct finance lease income decreased by $1,000 or 0.9%, as compared to the prior year. The decrease in direct finance lease income is attributable primarily to the lack of additions to its portfolio of direct finance leases in 1999. For the year ended December 31, 1999, gains from portfolio remarketing decreased by $501,000 or 36.5% as compared to the prior year. The decrease in gains from portfolio remarketing is attributable to the shift in revenue to sales of transportation equipment. For the year ended December 31, 1999, fees from remarketing activities increased by $2,848,000 or 164.8% as compared to the prior year. This significant increase is attributable, in part, to management's efforts to increase the level of activity in the sales of used transportation equipment. For the year ended December 31, 1999, other income increased by $67,000. Other comprehensive income was $49,000 for 1999 and $0 for 1998.

Costs and Expenses. Total costs and expenses for the year ended December 31, 1999 was $61,442,000 as compared to $10,184,000 for the prior year, an increase of $51,258,000 or 503.3%. The increase is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales was $43,802,000 for the year ended December 31, 1999 and resulted in an overall gross margin of 19.7%. Selling, general and administrative expenses for the year ended December 31, 1999 was $15,217,000 as compared to $3,949,000 for the corresponding prior year, an increase of $11,268,000 or 285.3%. For the year ended December 31, 1999, selling, general and administrative expenses included reimbursable administration costs of $972,000 as compared to $1,498,000 for the corresponding prior year. Before netting out the reimbursable administration costs, selling, general and administrative costs increased to $16,189,000 for the year ended December 31, 1999 as compared to $5,447,000 for the corresponding prior year, an increase of $10,742,000. The increase in selling, general and administrative expenses is due, in part, to the operating expenses of Tomahawk, as well as increases in technology spending and expenses incurred in start up operations in Missouri and Texas as well as costs incurred in acquiring investments in Tomahawk and South Africa in accordance with S.O.P 98.5.

Interest expense for the year ended December 31, 1999 was $802,000 as compared to $111,000 for the prior year, an increase of $691,000 or 622.5%. This increase is due primarily to the continued expansion of the Company's retail platform, and the floor planning lines of credit required to finance its equipment inventory as well as the cost to finance the operating lease portfolios purchased from the trusts and other financial institutions during 1999.

Depreciation and amortization expense for the year ended December 31, 1999 was $1,621,000 as compared to $477,000 for the prior year, an increase of $1,144,000 or 239.8%. This increase is primarily due to the amortization of excess purchase price of the Tomahawk acquisition, amortization of distribution rights acquired from AMC, depreciation on assets from operating leases, and the amortization of prepaid fees on the trust recovery and buyout projects. These costs are being amortized over periods from three (3) to fifteen (15) years.

Net Income. Net income after taxes for the year ended December 31, 1999 was $1,074,000 as compared to of $524,000 for the prior year, an increase of $550,000 or 105%. The increase in net income is attributable to the significant increase in revenues, primarily from the retail and wholesale of used transportation equipment, the buy-out of leases from trust portfolios, the utilization of tax benefits generated from prior years net operating losses, and continued improvements in the containment of corporate overhead costs. Basic net income per share for the year ended December 31, 1999 remained at $0.02 per share. The earnings per share remains fairly constant due to the issuance of additional equity interests and/or an increase in the number of shares outstanding.

Liquidity and Capital Resources

The Company recognized a net increase in cash and cash equivalents for the year ended December 31, 1999 of $492,000. Operating activities provided cash of $2,785,000 during the year ended December 31, 1999. Investing activities used cash of $9,441,000 during the year ended December 31, 1999. Financing activities provided cash of $7,148,000 during the year ended December 31, 1999 and is primarily a result of conversion of stock options and warrants and increases in debt required to finance its used equipment inventory as well as debt incurred to finance the buyout of certain lease portfolios. Cash and cash equivalents amounted to $1,104,000 at December 31, 1999 as compared to $612,000 at December 31, 1998, an increase of $492,000 or 80.4%.

The Company is provided management and consulting services by VMI, Corporation ("VMI") an affiliate of the Company's majority stockholder, pursuant to a consulting agreement approved by the shareholders at the 1995 Annual Meeting of the Stockholders, as amended in July 1998. VMI provides specified services including, but not limited to, general business consulting, the development and implementation of the Company's 1997 transition and turnaround strategies, development of domestic and international business opportunities and growth strategies, identification and development of strategic alliances, and support of merger and acquisition activity. VMI was paid approximately $1.1 million for consulting fees including reimbursement for expenses paid on behalf of the Company in the approximate amount of $170,000.

Vestex Capital Corporation ("VCC"), the major shareholder of the Company, provided specified services including debt and equity raising efforts, due diligence related to major acquisitions, and other services related to financing and investing activities. VCC is paid fees related to debt and equity transactions up to 3.0% and 7.5%, respectively, of the amount of financing raised in addition to related expenses. VCC provides additional services to the Company on operational and other matters for which it is compensated at levels negotiated with the Company.

During 1999, VCC investigated numerous strategic alliances and merger and acquisition opportunities on behalf of the Company. VCC was instrumental in the negotiation and management of the Company's financing, acquisition and investment efforts in the Republic of South Africa and other international opportunities. VCC was also instrumental in the development and implementation of the strategy to buy-out and acquire investment grade transportation equipment portfolios. As a result of this strategy, the Company acquired portfolios valued at an original equipment cost of approximately $35,000,000. The acquisition of these portfolios was further facilitated by VCC assisting in arranging approximately $8,000,000 of financing to effect the portfolio buy-out. VCC was also instrumental in recruiting and attracting key employees to the Company. Additionally, VCC provided these key employees warrants to purchase Chancellor common stock, beneficially owned by VCC and valued at approximately $1,752,300. VCC's activities provided sources of funding to the Company of approximately $6,500,000, and $300,000 for fees for services and reimbursable expenses, respectively, and converted into debt and equity instruments of the Company. In 1998, this included the purchase of 1,946,146 shares of the Company's common stock at a price of $.69 per share. During 1999 VCC infused directly over $3,250,000 into the Company in the form of cash and of stock purchases, and paid over $450,000 of expenses on behalf of the Company. VCC also exercised stock options valued at $2,000,000 during 1999. Vestex also guaranteed the debt of up to $1,000,000 for a line of credit with a financial institution for one of the Company's subsidiaries. VCC infused approximately $2,385,000 of cash and paid expenses of approximately $670,000 on behalf of the Company during 1998. As a result, in part, of VMI and VCC's activities and services provided, the Company's net worth increased to approximately $9,500,000 at December 31, 1999, to $2,362,000 at December 31, 1998, from $227,000 as of December 31, 1997 and from a negative net worth of approximately $9,446,000 as of December 31, 1996, as adjusted for stock issuance, direct equity infusions, contributions of related parties, and the results of discussion regarding the initial Vestex recapitalization of the Company during 1995.

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

The Company anticipates it will continue to dedicate substantial resources toward the further development and improvement of its remarketing and retailing capabilities and believes that this business unit will continue to be a profit center for the Company. The Company's strategy is to further exploit its remarketing expertise by continuing to develop its ability to sell remarketing services to other lessors, fleet owners, and lessees and also to create a dealer capability under which the Company would buy and resell fleet equipment. The Company will also expand its used transportation equipment retail and wholesale capabilities through addition of retail centers through internal growth and acquisitions. This improved capability will be used as a competitive advantage that will enable the Company to provide a "total holding cost" concept when competing for new lease origination deals. The Company's retail and wholesale business unit will provide both an improved outlet for other lessors, financial institutions, and fleet owners to dispose of used transportation equipment and a source of quality used transportation equipment for fleet owners and owner-operators. The Company will also aggressively promote its Internet capabilities to further promote its business activities and as an e-commerce tool.

In August 1997, the Company committed to make a $1 million equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120 million investment fund composed of $40 million from equity participants including the Company, and $80 million in debt financing provided by the Overseas Private Investment Corporation ("OPIC"), an independent U.S. government agency. The purpose of the fund is to make direct investments in emerging companies throughout Africa. As of December 31, 1999, the Company had funded approximately $469,000 and is obligated to provide additional funding in the approximate amount of $531,000. As further described in footnote 13, the Company has additionally invested in and acquired up to 15.1% of one of NAOF's investee companies, plus acquired the worldwide distribution rights, excluding certain countries, to distribute the products manufactured by the investee company. The Company continues to negotiate further strategic opportunities with this investee company.

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

Start-up Costs. In April, 1998, AcSEC issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires costs of start up activities and organization costs to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998.

Revenue Recognition In December, 1999, the Securities and Exchange Commission issued staff accounting bulletin No. 101("SAB101"), "Revenue Recognition in Financial Statements." SAB101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB101 as required during the year 2000, and is evaluating the effect such adoption may have on its consolidated results of operations and financial position.

ITEM 7. Financial Statements.

The following documents are filed as a part of this report on Form 10-KSB:

Page No.

Independent Auditors' Report	F-1

Consolidated Balance Sheet as of
December 31, 1999	F-2

Consolidated Statements of Operations for the
years ended December 31, 1999 and 1998	F-3

Consolidated Statements of Stockholders
Equity for the years ended December 31, 1999 and 1998	F-4

Consolidated Statements of Cash Flows for the
Years ended December 31, 1999 and 1998	F-5

Notes to Consolidated Financial Statements	F-6

All schedules have been omitted because they are inapplicable or the required information is included in the notes to the consolidated financial statements.

PART III

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

The information required by Item 401 and 405 of Regulation S-B with respect to directors and executive officers of the registrant will be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 30, 2000 and to be filed with the Securities and Exchange Commission by April 30, 2000, and is incorporated herein by this reference.

ITEM 10. Executive Compensation.

The information required by Item 402 of Regulation S-B with respect to executive compensation will be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 30, 2000 and to be filed with the Securities and Exchange Commission by April 30, 2000, and is incorporated herein by this reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 403 of Regulation S-B with respect to security ownership of certain beneficial owners and management will be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 30, 2000 and to be filed with the Securities and Exchange Commission by April 30, 2000, and is incorporated herein by this reference.

ITEM 12. Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-B with respect to certain relationships and related transactions will be set forth in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 30, 2000 and to be filed with the Securities and Exchange Commission by April 30, 2000, and is incorporated herein by this reference.

ITEM 13. Exhibits List and Reports on Form 8-K.

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

10.2 Loan Reduction and Purchase and Assignment Agreement dated as of April 4, 1997 among the Company, Chancellor Fleet Corporation, Chancellor Financial Sales Service, Inc., Chancellor Fleet Remarketing, Inc., Chancellor Asset Corporation, Chancellor Financialease, Inc., Valmont Financial Corporation, Chancellor DataComm, Inc., Alco 474N Trust, Cains 931D Trust, Cains 931E Trust, Chrysler Bo4E Trust, Conagra 25405 Trust, Conagra 25409 Trust, Dallas 38329 Trust, H.E. Butt 796C Trust, Kraft 79328 Trust, Savron B063 Trust, Saturn B067 Trust, Shamrock 25748 Trust, Tyler 3Mo Trust, Whirlpool 49434 Trust, Fleet National Bank and VESTEX Capital Corporation.

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

    Consulting Agreement, dated July 1, 1998, by and among the Company and VMI Corporation.

    Stock Redemption Agreement, dated August 7, 1998, by and among the Company and VESTEX Capital Corporation.

10.22 Security Agreement, dated as of December 22, 1998, by and among Chancellor Corporation and Vestex Capital Corporation.

    Employment Agreement, dated October 1, 1998, by and among Chancellor Corporation and Franklyn E. Churchill.

10.24 Promissory Note, dated September 30, 1999, in the original principal amount of $546,274 from Chancellor Corporation to Vestex Capital Corporation.

10.25 Promissory Note, dated December 22, 1999, in the original principal amount of $39,500 from Chancellor Corporation to Vestex Capital Corporation.

11 Computation of Earnings per Share

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

    Independent Auditor's Consent - Metcalf, Rice, Fricke and Davis

27.1 Financial Data Schedule for year ended December 31, 1999.

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

Current Report on Form 8-K, dated February 10, 1999

Current Report on Form 8-K, dated March 4, 1999

Current Report on Form 8-K/A, dated March 22, 1999

Current Report on Form 8-K/A, dated April 13, 1999

EXHIBIT 11

Chancellor Corporation and Subsidiaries

Computation of Earnings Per Share

The following table reflects the calculation of the earnings per share:
Weighted Average
Income	Common Shares Outstanding
(numerator)	(denominator)

                                                                    In thousands, except share and per share data
Year ended December 31, 1999
Earnings from Operations	$ 1,074	50,804,176
Basic earnings per common share			$ 0.02

Effective of dilutive securities
Convertible preferred shares	-	3,083,333
Warrant-VCC	-	1,622,807
Stock option plans	-	1,680,144
	$ 1,074	57,190,460
Diluted earnings per common share			$ 0.02

Year ended December 31, 1998
Earnings from operations	$ 524	32,195,162
Basic earnings per common share			$ 0.02

Effect of dilutive securities
Convertible preferred shares	-	5,000,000
Warrant-VCC	-	2,959,184
Stock option plans	-	1,246,417
	$ 524	41,400,763
Diluted earnings per common share			$ 0.01

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
of Chancellor Corporation

We have audited the accompanying consolidated balance sheet of Chancellor Corporation and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chancellor Corporation and its subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Metcalf Rice Fricke & Davis

Atlanta, Georgia

March 24, 2000

Chancellor Corporation and Subsidiaries

Consolidated Balance Sheet

(In Thousands)

December 31,
1999

Assets

Cash and cash equivalents	$1,104
Receivables, net	4,154
Deferred taxes	336
Net investment in direct finance leases	376
Equipment on operating lease, net of accumulated depreciation of $1,887	4,152
Inventory	10,359
Residual values, net	143
Furniture and equipment, net of accumulated depreciation of $1,539	1,072
Investments	4,758
Intangibles, net	4,010
Other assets, net	1,084
$31,548

Liabilities and Stockholders' Equity

Liabilities
Accounts payable and accrued expenses	$5,444
Deferred revenue	1,812
Indebtedness:
Revolving credit line	8,543
Notes payable	699
Nonrecourse	192
Recourse	5,320
Total liabilities	$22,010

Stockholders' equity
Preferred Stock, $.01 par value, 20,000,000 shares authorized:
Convertible Series B, 2,000,000 shares authorized, 350,000 shares issued and outstanding	$4
Common stock, $.01 par value; 75,000,000 shares authorized, 58,795,065 shares issued and outstanding	590
Additional paid-in capital	35,837
Accumulated deficit	(26,893)
Total Stockholders' Equity	$9,538

Total Liabilities and Stockholders' Equity	$31,548

Chancellor Corporation and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)
	December 31,
	1999	1998

Revenues
Transportation equipment sales	$ 54,528	$ 6,165
Rental income	1,755	942
Lease underwriting income	27	74
Direct finance lease income	109	110
Interest income	267	195
Gains from portfolio remarketing	873	1,374
Fees from remarketing activities	4,575	1,728
Other income	138	120
Total Revenue	$ 62,272	$ 10,708

Costs and expenses

Cost of transportation equipment sales	$ 43,802	$ 5,647
Selling, general and administrative	15,217	3,949
Interest expense	802	111
Depreciation and amortization	1,621	477
	$ 61,442	$ 10,184

Earnings before taxes	$ 830	$ 524

Provision for income taxes	$(244)	$ -

Net Income	$ 1,074	$ 524

Basic net income per share	$ 0.02	$ 0.02

Diluted net income per share	$ 0.02	$ 0.01

Shares used in computing basic net income per share	50,804,176	32,195,162

Shares used in computing diluted net income per share	57,190,460	41,400,763

Net Income	$ 1,074	$ 524

Other Comprehensive Income	49	0

Net Income and Comprehensive Income	$ 1,123	$ 524

Chancellor Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1999 AND 1998
(In Thousands)

	Preferred Stock		Common Stock		Add'l Paid In	Accum	Accum. Other Comp.	Stockholders Equity
	Shares	Amt	Shares	Amt	Capital	Deficit	Income	(Deficit)

Balance 12/31/97	8,711	$87	25,401	$254	$28,426	$(28,540)		$227
Preferred Stock Series A converted to common stock	(711)	(7)	7,105	71	(64)
Preferred stock, Series AA converted to common stock	(3000)	(30)	3,000	30
Common Stock Issued			2,146	21	1,296			1,317
Exercise of Stock Options			892	9	284			293
Additional Paid in Capital					1			1
Net Income	_____	____	______	____	______	524	______	524
Balance 12/31/98	5,000	$ 50	38,544	$385	$29,943	$(28,016)	_	$2,362

Exercise of stock warrants			$10,000	$100	$1,900	$		$$2,000
Preferred stock, Series AA converted to common stock	(5,000)	(50)	5,000	50
Preferred stock, Series B issued	4	4			1,815			1,819
Common stock issued			4,700	48	2,153			2,201
Exercise of stock options			718	8	81			89
Common Shares Returned			(167)	(1)	(97)			(98)
Additional paid in capital					42			42
Unrealized gain on available-for-sale securities							49	49
Net Income	____	____	_____	____	_____	1,074	_____	1,074
Balance 12/31/99	4	$4	58,795	$ 590	$ 35,837	$ (26,942)	49	$9,538

The accompanying notes are an integral part
of these consolidated financial statements.

F-4

Chancellor Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

Years Ended December 31,
1999	1998

Cash flows from operating activities:
Net income	$1,074		$524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$1,621		$477
Residual value estimate realizations and Reductions, net of additions	76		246
Changes in assets and liabilities:
(Increase) in receivables	(702)		(2,213)
(Increase) in deferred taxes	(336)		---
(Increase) in inventory	(440)		(36)
Increase in deferred revenue	744		1,053
Increase (decrease) in accounts payable and accrued expenses	748		(2,334)
	1,711		(2,807)
Net cash provided by (used in ) operating activities	$2,785	$	(2,283)

Cash flows from investing activities:

Leased equipment held for underwriting		$-	$502
Net investments in direct finance leases		(17)	162
Equipment on operating lease		(3,800)	(588)
Net change in cash restricted		-	2,419
Additions to furniture and equipment, net		(496)	(172)
(Increase) in intangibles, net		(1,866)	-
Net change in other assets		(3,262)	(1,377)
Net cash (used for) provided by investing activities	$	(9,441)	$946

Cash flows from financing activities:
Net borrowings under revolving line of credit	$9	$-
Borrowings-nonrecourse debt	-	688
Borrowings-recourse debt	9,542	755
Repayments of indebtedness-non recourse	(697)	(327)
Repayments of indebtedness-recourse	(4,517)	(875)
Repayment of notes payable - net	(14)	-
Issuance of stock, net	2,825	1,611
Net cash provided by financing activities	$7,148	$1,852

Net increase in cash and cash equivalents	$492	$515
Cash and cash equivalents at beginning of year	612	97
Cash and cash equivalents at end of year	$1,104	$612

Cash paid for interest	$728	$265
Cash paid for income taxes	$57	$13

CHANCELLOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

1. Business Organization and Significant Accounting Policies

Business

Chancellor Corporation and Subsidiaries (the "Company") are engaged in (1) buying, selling, leasing and remarketing new and used equipment, primarily transportation, material handling and construction equipment, (2) managing equipment on and off-lease, and (3) arranging equipment-related financing. The Company's primary market has historically been the United States. During 1999 and 1998, the Company expanded its market presence to include activities in international markets such as the Republic of South Africa and Russia.

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

Although transportation equipment is primarily sold with recourse, the Company may undertake certain limited obligations with respect to specific customers in case of default, referred to as limited recourse. Upon transfer of the asset sold with limited or full recourse, the Company accounts for the transaction as a sale, in accordance with the provisions of FASB Statement No. 125, "Accounting for transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Company's management has considered its history of repossession losses and has determined that no liability for recourse obligations is currently necessary.

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

Reimbursable Expenses

The Company is entitled to reimbursement of expenses incurred in the remarketing of certain equipment as outlined in various remarketing agreements. Pursuant to the terms of the trust agreements, the Company is permitted to charge the trusts for costs associated with administrating the trust and to recover expenses incurred in administering the trust. The reimbursement of these costs is recorded as a reduction of general and administrative expenses.

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

Concentration of Credit Risk

A primary credit risk includes financing for high-credit-risk customers. The Company, as is common in this industry, obtains financing for the customers from outside financial institutions that specialize in this type of high-credit risk customers primarily with no recourse. The Company may undertake certain limited obligations with respect to specific customers with these financial institutions in case of customer default, referred to as limited recourse. However, should a sale without recourse be obtained by a credit application which contains misrepresentation to the financing company, via the Company or customer, then that sale can be reclassified as a sale with recourse and become an obligation of the Company. As discussed in the summary of accounting policies of this report, the Company records limited and full recourse sales in accordance with the provisions of FASB Statement No. 125. As of December 31, 1999, the Company's has sold approximately $1,849,000 with limited or full recourse. The Company's management has considered its history of repossession losses and has determined that no liability for recourse obligations is currently necessary. Concentrations with respect to trade receivables are limited because the Company's client base is made up of a large number of geographically diverse clients.

The Company maintains its cash balances in several banks. The Federal Deposit Insurance Corporation insures up to $100,000 of the balances held by each bank. The Company also has arrangements whereby the funds in excess of specified cash balances are invested in overnight repurchase agreements and such overnight investments are collateralized by high-grade corporate debt securities. As of December 31, 1999, the uninsured portion of the cash balances held at banks was approximately $825,000, of which $520,000 was invested in overnight repurchase agreements.

Inventory

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

Intangibles

Intangibles primarily consist of goodwill and distribution rights, which are being amortized over an estimated life of three (3) to fifteen (15) years using the straight-line method.

Tomahawk excess purchase price - The acquisition of MRB, Inc. was accounted for under the purchase method of accounting. As previously reported in the April 1999 10-KSB, the purchase price paid by CAM consisted of 4,500,000 shares of Common Stock of Chancellor valued at $.96 cents per share. The excess purchase price of $3,142,000 as of December, 1999 consisted of said shares valued at $.65 cents per share, less net worth plus earn-out payments accrued during 1999, which has been allocated between a covenant not to compete, customer database files and goodwill in 1999 and will be amortized in the beginning of February, 1999 over a period of five to fifteen years.

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

Supplemental Cash Flow Information

During 1999, the Company exchanged stock with a value of approximately $2,925,000 in exchange for the assets and liabilities of Tomahawk consisting of inventory, property, equipment, intangibles, trade accounts payable and certain notes payable.

During 1999, the Company exchanged preferred stock for an investment in equity securities and distribution rights totaling $1,819,000.

During 1999, the Company exchanged a note receivable including accrued interest for equity securities in the amount of $1,261,000 and recognized a loss of $529,000 on the transaction.

Other Investments

The Company accounts for its equity investments of less than twenty-percent ownership as an investee in a South African Company as available-for-sale securities, which are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 prescribes standards for reporting comprehensive income and its components. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from income as these amounts are recorded as an adjustment to stockholders equity, net of tax. The Company's other comprehensive income is composed of unrealized gains on available/for sale securities.

Recent Accounting Pronouncements

Segment Reporting

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

Start-up Costs.

In April 1998, AcSEC issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998.

Revenue Recognition

In December, 1999, the Securities and Exchange Commission issued staff accounting bulletin No. 101("SAB101"), "Revenue Recognition in Financial Statements." SAB101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB101 as required during the year 2000, and is evaluating the effect such adoption may have on its consolidated results of operations and financial position.

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

The Company has recognized the need to address the Y2K issue in a comprehensive and systematic manner and has taken steps to assess the possible Y2K impact on the Company. The Company has completed its assessment of all mission-critical systems and the major applications and hardware have been assessed to determine the Y2K impact and a plan has been in place for timely resolution of potential issues.

In 1998, the Company developed a strategic plan to identify the IT systems needed to accomplish the Company's overall growth plans. As part of this process, Y2K issues were considered and addressed by the Company's senior management and MIS personnel. Although this plan was intended to modernize the IT systems, compliance with Y2K requirements were incorporated.

The cost of bringing the Company in full compliance should not result in a material increase in the recent levels of capital spending or any material one-time expenses. Prior to 1999, the Company has spent approximately $400,000 in modernizing its IT system, including compliance with Y2K requirements. The Company anticipates spending approximately $350,000 during fiscal 2000 to complete the modernization of its IT system.

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

Reclassification to 1998 Financial Statements

Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2. Receivables

Receivables consists of the following as of December 31, 1999 (in thousands):

December 31,
1999

Notes receivable	$ 202
Receivables from trust, net	1,036
Loans receivable	84
Trade receivable	1,683
Accrued rents receivable, net	47
Interest receivable	4
Contracts receivable	1,098

$ 4,154

Receivables from trusts include amounts due the Company for cash outlays associated with the remarketing of equipment of $103,000. These amounts will be collected upon successful remarketing of such equipment. Additionally, receivables from trusts include amounts due for costs incurred by the Company for administration of the trusts in accordance with the trust agreements of $1,729,000. Collection of costs of administration is not certain due to numerous factors and is, therefore, included net of the estimated reserve.

Accrued rents represent amounts due from portfolio leases, net of an allowance of $18,000.

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

The activity in the residual value accounts for the years ended December 31, 1999 and 1998 is as follows (in thousands):

December 31,
1999	1998

Residual values, beginning of year, net	$ 219	$ 465
Residual realization	(76)	(204)
Residual value estimate reduction	(--)	(42)

Residual values, end of year, net	$ 143	$ 219

Residual value estimate reductions represent reductions in expected future residual values on certain equipment, the residuals that were substantially all recorded prior to 1997. Such reductions resulted from an extensive review and valuation of all assets owned, leased and managed by the Company. For the years ended December 31, 1999 and 1998, the Company realized income of approximately $1,192,000 and $1,407,000, respectively, relating to the remarketing of equipment for which no residuals were recorded or realized amounts exceeded the booked residual.

Aggregate residual value fees expected to be realized as of December 31, 1999 are as follows (in thousands):

Years ending December 31:

2000	$ 116
2001	5
2002	---
2003	---
2004	22

$ 143

4. Net Investment in Direct Finance Leases and Equipment on Operating Lease:

Net investment in direct finance leases consisted of the following as of December 31, 1999 (in thousands):

December 31,
1999

Minimum lease payments receivable	$ 458
Estimated unguaranteed residual values of leased equipment, net	39
Less: Unearned income	(121)

$ 376

The cost of equipment on operating lease by category of equipment consists of the following as of December 31, 1999 (in thousands):

December 31,
1999

Transportation equipment	$ 5,404
Other equipment	635
6,039

Less - accumulated depreciation	1,887

$ 4,152

The aggregate amounts of minimum lease payments to be received from noncancelable direct finance and operating leases are as follows (in thousands):

Direct
Year ending December 31:	Finance	Operating

2000	$ 166	$ 1,059
2001	161	633
2002	97	202
2003	34	111
Thereafter	---	175

	$ 458	$ 2,180

5. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consists of the following as of December 31, 1999 (in thousands):

December 31,
1999

Trade accounts payable	$ 2,227
Payables to investors	883
Contribution payable to New Africa Opportunity Fund	531
Accrued commissions payable	725
Accrued legal and accounting fees	189
Accrued interest payable	123
Commitment Fees	183
Accrued Income Taxes	70
Accrued Other Taxes	40
Accrued Earn out Fees	217
Accrued Other Expenses

$ 5,444

6. Non-Recourse and Recourse Debt

Non-recourse indebtedness consists of notes payable to banks and financial institutions arising from assignments of the Company's rights, (most notably the right to receive rental payments) as lessor, at interest rates ranging from 8.25% to 11.58%. Amounts due under nonrecourse notes are obligations of the Company, which are secured only by the leased equipment, and assignments of lease receivables, with no recourse to any other assets of the Company. The Company is at risk, however, for the amount of residual value booked on equipment for its own portfolio in the event of a lessee default.

Aggregate future maturities of non-recourse debt as of December 31, 1999 are as follows (in thousands):

Years ending December 31:
2000	$ 88
2001	91
2002	13

$ 192

Recourse debt consists of the following as of December 31, 1999 (in thousands):

December 31,
1999

Promissory note payable to the Company's majority

stockholder, bearing interest at the prime rate (8.50% at

December 31, 1999) plus 2%, principal and accrued interest

payable December 31, 2002, secured by substantially

all of the assets of the Company.

$ 586

Subordinated promissory note payable to a former stockholder of the Company, bearing interest at the prime rate (8.5% at December 31, 1999) plus 1%, principal and accrued interest payable on demand.	200

Promissory note payable to a financial institution, bearing interest at 10%, monthly payments of $64,400 January 2000 through April 2000, $55,500 May 2000 through July 2000, and a balloon payment of $1,842,000 due August 2000, secured by the equipment and lease contracts associated with the note payable.	2,123

Promissory note payable to a financial institution, bearing interest at the average of the one (1) and two (2) month London Interbank Offered Rates (5.99% at December 31,1999) plus interest through July 2000, secured by the equipment and lease contracts with the note payable.	1,206

Promissory note payable to an insurance institution, bearing interest at 8%, principal and accrued interest payable if the note amount exceeds the cash value of the associated life insurance policy, secured by an adjustable whole life policy insuring certain officers of the Company.	291

Promissory note payable to a financial institution , bearing interest at the prime rate (8.50 % at December 31, 1999) plus 2%, principal and accrued interest payable January 31, 2000, secured by guarantee of Vestex Capital Corporation and Brian M. Adley.	900
Equipment line of credit with one leasing company, monthly payments of $502 expiring November 2002	14
5,320
Less - current portion	4,725

$ 595

Aggregate future maturities of recourse debt as of December 31, 1999 are as follows (in thousands):

Years ending December 31:

2000	$ 4,725
2001	6
2002	589

$ 5,320

7. Other Debt

Revolving Lines of Credit. During 1994, and prior to its acquisition by the Company, Tomahawk entered into a revolving line of credit agreement with a financial institution whereby Tomahawk can borrow up to $7,500,000 to floor plan used transportation equipment inventory. The maximum amount outstanding during 1999 was $7,500,000. In addition, during 1998, Tomahawk entered into a financing agreement with the same institution to floor plan additional used transportation equipment inventory in the approximate amount of $4,500,000. Interest is accrued monthly at the financial institution's prime plus 1.75 percent, depending on the floor planned inventory amounts. The effective rate of interest at December 31, 1999 was 10.25 percent. The aggregate principal balance outstanding on the revolving line of credit and the financing agreement as of December 31, 1999 was approximately $8,543,000. The Company, in connection with the Tomahawk acquisition, assumed the obligation pursuant to this revolving line of credit and financing agreement. The revolving line of credit and financing agreement are both personally guaranteed by the selling stockholders of Tomahawk.

Notes Payable

Notes payable consists of the following as of December 31, 1999 (in thousands):

December 31,
1999

Revolving Bridge loan payable to a financial institution providing For maximum borrowings up to $400,000 for working capital Purposes, interest payable monthly at the rate of 10.5% per annum, principal balance due on March 27, 2000.	380

Various notes payable to a financial institution, payable in Monthly installments of $2,753 including interest at rates of 9 and 10 percent per annum, due from September 2001 to May 2003, secured by automobiles and equipment.	69
449
Less - current portion	407

$ 42

Aggregate annual maturities of notes payable as of December 31, 1999 are as follows (in thousands):

Years ending December 31:

2000	$ 400
2001	27
2002	16
2003	6

$ 449

8. Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

1999	1998

Current:
Federal	$ 355	$ 493
State	73	31
	428	524

Deferred:
Federal	(566)	493
State	(106)	(31)
	(672)	524

	$(244)	$ ----

A reconciliation of the rate used for the provision (benefit) for income taxes is as follows:

1999	1998

Tax benefit at statutory rate	34.0%	34.0%
Net operating loss carry forward benefit for which utilization is reasonably assured	(62.0)%	(34.0)%

	(28.0)%	0.0%

The Company files consolidated federal income tax returns with all of its subsidiaries. As of December 31, 1999, the Company has net operating loss carry forwards of approximately $21,000,000 of which only $6,741,000 is available for federal tax purposes, which expire in the years 2001 through 2012. In addition, at December 31, 1999, the Company has investment tax credit carry forwards for federal income tax purposes available to offset future taxes of approximately $1,725,000 expiring in the years 2000 through 2002. For federal tax purposes, utilization of net operating losses and tax credit carry forwards will be limited in future years as a result of a greater than 50% change in ownership which occurred in July 1995.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards.

The tax effects of significant items comprising the Company's net deferred tax assets and liability as of December 31, 1999 and 1998 are as follows (in thousands):

December 31	December 31
1999	1998

Deferred tax liabilities:
Differences between book and tax basis of property	$ 165	$ 189

Deferred tax assets:
Reserves not currently deductible	438	552
Net operating loss carry forwards	3,109	8,708
Tax credit carry forwards	1,860	1,990
Other	280	1,000
Total deferred tax assets	5,687	11,248
	5,552	11,059
Valuation allowance	(5,186	(11,059)

Net deferred tax asset	$ 336	$ ---

All deferred tax liabilities and deferred tax assets (except tax credit carry forwards) are tax effected at the enacted rates for state and federal taxes. The valuation allowance relates primarily to net operating loss carry forwards and tax credit carry forwards that may not be realized. The valuation allowance decreased by $5,873,000 in 1999. For the year ended December 31, 1998 the valuation allowance decreased by $940,000.

The deferred tax asset is available to offset taxable income in excess of book income generated from the lease portfolio and residual values, which are the principal components of the total deferred tax liabilities of $165,000 as of December 31, 1999. The deferred tax asset, net of the deferred tax liability, has been fully reserved as of December 31, 1998.

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

Series AA - convertible into one share of Common Stock for each share of Preferred Stock and has a liquidation preference of $.50 per share. The Series AA preferred shares were converted into the Common Stock Equivalent during 1999.

Series B - convertible into ten shares of Common Stock for each share of Preferred Stock and has a liquidation preference of $2.00 per converted preferred share or $20.00 per non-converted share.

In exchange for cash, amounts due VCC from the Company, reimbursement of certain expenses, and forgiveness of debt, VCC exercised $2,000,000 for warrants to purchase common stock.

10. Stock Option Plans and Stock Purchase Plan

The Company has three stock option plans: a 1994 Stock Option Plan, a 1994 Directors' Stock Option Plan and a 1997 Stock Option Plan.

The Company's stock option plans provide for incentive and nonqualified stock options to purchase up to an aggregate of 7,207,000 shares of the Company's Common Stock which may be granted to key contributors of the Company, including officers, directors, employees and consultants. The options are generally granted at the fair market value of the Company's Common Stock at the date of the grant, vest over a five-year period, are exercisable upon vesting and expire five years from the date vested.

Information with respect to the stock option plans is as follows:
1994 Stock Option Plan	1994 Directors Option Plan	1997 Stock Option Plan	1983 Stock Option Plan	Weighted Average Exercise Price
Outstanding, December 31, 1997	870,994	717,000	2,245,000	----	.49

Options granted	355,991	----	3,465,176	----	.52
Options exercised	(384,583)	(40,000)	(467,000)	----	.33
Options canceled and expired	(139,770)	----	(952,500)	----	.52

Outstanding, December 31, 1998	702,632	677,000	4,290,676	----	$ .54

Options granted	----	----	983,500	----	.91
Options exercised	(54,985)	----	(494,676)	----	.16
Options canceled and expired	(240,000)	----	(940,000)	----	.54

Outstanding, December 31, 1999	407,647	677,000	3,839,500	----	.64

Additional information regarding options outstanding as of December 31, 1999 is as follows:

Options Outstanding

Exercise Price	Number of Shares	Weighted Average Contractual Life	Exercisable Options	Date of Expiration

$0.01	147	3.00	147	2002
$0.05	137,500	2.08	137,500	2002
$0.06	137,500	1.92	137,500	2001
$0.10	206,000	4.45	206,000	2003--2005
$0.13	16,345	1.50	16,345	2001
$0.19	16,155	2.50	16,155	2002
$0.20	625,000	4.28	625,000	2002--2005
$0.25	452,000	2.96	452,000	2000--2006
$0.35	60,000	5.83	60,000	2005
$0.40	110,000	5.50	110,000	2005--2006
$0.50	783,333	5.42	783,333	2004--2007
$0.55	70,700	5.00	70,700	2005
$0.75	790,333	6.35	----	2005--2008
$0.80	70,700	6.00	----	2006
$0.82	2,000	5.25	----	2005
$0.92	2,000	6.25	----	2006
$1.00	740,334	7.40	----	2006--2009
$1.02	2,000	7.25	----	2007
$1.05	70,700	7.00	----	2007
$1.12	2,000	8.25	----	2008
$1.22	2,000	9.25	----	2009
$1.25	117,000	8.38	----	2007--2008
$1.30	70,700	8.00	----	2008
$1.50	197,000	7.83	----	2007--2009
$1.55	70,700	9.00	----	2009
$1.75	22,000	9.00	----	2009
$2.00	150,000	8.50	----	2008

	4,924,147		2,614,680

Pro forma information. The Company has elected to follow APB Opinion No. 25; "Accounting for Stock Issued to Employees," in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equal or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's financial statements. SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings per share as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock options to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly differs from the calculated values.

The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48-60 months following vesting; stock volatility 200% in 1999 and 1998; risk free interest rates, ranging from 4.45% to 8% and no dividends during the expected term. The forfeitures of the options are recognized as they occur. If the computed fair values of the 1997 and 1998 awards had been expensed over the vesting period of the awards, the pro forma net income in 1999 would have been $1,023,000 or $.02 per share and the pro forma net income in 1998 would have been $414,000 or $0.01 per share.

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

Stock Warrants

During 1998, the Company's majority shareholder (Vestex Capital Corporation) allocated 3,300,000 shares of the Company's common stock that VCC owns to employees of the Company under various stock purchase warrant agreements. The majority shareholder allocated these warrants as an incentive to hire and to retain management. No warrants were exercised during 1999.

Additional information regarding options outstanding as of December 31, 1999 is as follows:

Warrants Outstanding
				Warrants Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/99	Weight-Avg Remaining Life	Weight-Avg Exerc-Price	Number Exercisable At 12/31/99	Weight-Avg Exerc Price
0.10	550,000	6.36	0.10	550,000	0.10
0.25	650,000	7.46	0.25	650,000	0.25
0.50	800,000	8.50	0.50	800,000	0.50
0.75	200,000	9.00	0.75	- - -	- - -
1.00	180,000	6.00	1.00	- - -	- - -
1.10	180,000	7.00	1.10	- - -	- - -
1.25	380,000	9.05	1.25	- - -	- - -
1.50	180,000	9.00	1.50	- - -	- - -
2.00	180,000	10.00	2.00	- - -	- - -
	3,300,000	7.92	0.682	2,000,000	0.31

Pro forma information As noted above The Company has elected to follow APB Opinion No. 25, Accounting Interpretation 1, "Stock Plans Established by a Principal Stock Holder", in accounting for the Warrants because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing these warrants. These warrants have been properly recorded within APB 25 and have resulted in approximately $42,000 and $939 compensation expense to the Company during 1999 and 1998, respectively. SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings per share as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock options to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the stock warrants. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly differs from the calculated values.

The Company's calculations were made using the Black-Scholes option pricing model using the same assumptions utilized for the stock option plans discussed above. The forfeitures of the warrants are recognized as they occur. If the computed fair values of the warrants had been expensed over the vesting period of the awards, the pro forma net income in 1999 would have been $757,000 or .01 per share and and the pro forema net loss in 1998 would have been $128,000.

11. Major Customers

The Company leases equipment to lessees in diverse industries throughout the United States. Although the Company's direct solicitation efforts involving leases of new equipment have shifted from Fortune 100 companies to include smaller business entities, most of the Company's lessees of new equipment are still of substantial creditworthiness, with minimum net worth in excess of $25 million. Some of the Company's customers include, but are not limited to, Raytheon, Pepsico, Dow Chemical, Whirlpool, Alliant Food Service, Walmart, Texaco, Coca-Cola, Johnson & Johnson, and others.

During 1999, the Company continued its lease originating activities, including brokering of new lease transactions. The Company also transacted several significant buyouts of portfolios held by certain trust investors. During 1999, 67% (based on original equipment cost) of the new lease transactions originated by the Company were with one large lessee. During 1998, 31% (based on original equipment cost) of the new lease transactions originated by the Company were with the one largest lessee (Wal-Mart). In addition, approximately 40% and 31% (based on original equipment cost) of equipment sold to investors in 1998 were purchased by the two largest investors.

12. Employee Benefit Plan

The Company sponsors a 401(k) retirement plan (the "Plan") for the benefit of its employees. The Plan enables employees to contribute up to 15% of their annual compensation. The Company's contributions to the Plan, up to a maximum of $500 per participating employee, amounted to $0 and $11,000 in 1999 and 1998, respectively. The decrease in contributions is due to forfeitures earned by the Company from non-vested employees.

13. Other Investments

Other investment includes a $1 million equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120 million investment fund with the backing of the Overseas Private Investment Corporation ("OPIC") created to make direct investments in emerging companies throughout sub-Saharan Africa. Capital contributions are payable within 10 business days of a capital call pursuant to the terms of the partnership agreement. As of December 31, 1999, the Company funded $469,000 of a $1 million commitment for its 2.5% interest in NAOF and the remaining obligation of $531,000 is included in accounts payable and accrued expenses.

Investment in Afinita Motor Corporation and Distribution Rights

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

The Series B Preferred Stock has a $20.00 per share liquidation preference and converts into common stock at a 1 for 10 basis, which will increase the shares used in computing diluted net income per share in future periods. Also, in conjunction with these investments, NAOF, a $120 million OPIC backed investment fund of which the Company has a 2.5% investment in, also extended its investment/commitment in AMC to $10,000,000. In addition to the Company, several of the other investors are Sun America, Inc., Citicorp, Northwestern Mutual Life and others..

A summary of other investments at December 31, 1999 consists of the following:

	Aggregate	Gross Unrealized Holding	Amortized
	Fair Value	Gains/(Losses)	Cost
Securities available for sale	$ 3,734	$ 49	$ 3,685
New Africa Opportunity
Fund	1,000	-	1,000
Trading Securities	24		24
	$ 4758	$ 49	$ 4,709

14. Major Acquisition

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

The acquisition of MRB, Inc. was accounted for under the purchase method of accounting. The purchase price paid by CAM consisted of 4,500,000 shares of Common Stock. The excess purchase price of $3,142,000 as of December 31, 1999 consisted of said shares valued at $.65 cents per share, less net worth, plus earn out payments paid or accrued during 1999 which has been allocated between a covenant not to compete, customer database files, and goodwill which will be amortized in the beginning of February, 1999 over a period of five to fifteen years. Results of operations of Tomahawk after the acquisition date are included in the consolidated statement of operations for 1999.

Additionally, Vestex Capital Corporation, the largest shareholder of the Company, is to receive up to $3,250,000 plus expenses, not to exceed $50,000, payable over the next six years for services rendered in finding, negotiating and arranging financing on the transaction as well as ongoing management and development of long-term growth strategies including initiation of possible acquisition and/or merger candidates. The final fee is based principally upon the financial impact and profitability that Tomahawk adds to the Company's operating results.

15. Related Party Activities

The Company is provided management and consulting services by VMI, Corporation ("VMI") an affiliate of the Company's majority stockholder, pursuant to a consulting agreement approved by the shareholders at the 1995 Annual Meeting of the Stockholders, as amended in July 1998. VMI provides specified services including, but not limited to, general business consulting, the development and implementation of the Company's 1997 transition and turnaround strategies, development of domestic and international business opportunities and growth strategies, identification and development of strategic alliances, and support of merger and acquisition activity. VMI was paid approximately $1.1 million for consulting fees including reimbursement for expenses paid on behalf of the Company in the approximate amount of $170,000.

Vestex Capital Corporation ("VCC"), the major shareholder of the Company, provided specified services including debt and equity raising efforts, due diligence related to major acquisitions, and other services related to financing and investing activities. VCC is paid fees related to debt and equity transactions up to 3.0% and 7.5%, respectively, of the amount of financing raised in addition to related expenses. VCC provides additional services to the Company on operational and other matters for which it is compensated at levels negotiated with the Company.

VCC provided key employees warrants to purchase Chancellor common stock, beneficially owned by VCC and valued at approximately $1,752,300 as of December 31, 1999. During 1998, VCC's activities provided sources of funding to the Company of approximately $6,500,000, and $300,000 for fees for services and reimbursable expenses, respectively, and converted into debt and equity instruments of the Company. This included the purchase of 1,946,146 shares of the Company's common stock at a price of $.69 per share. Additionally, VCC infused directly over $2,385,000 into the Company, and paid over $670,000 of expenses on behalf of the Company during 1998. During 1999, VCC also guaranteed debt on behalf of the Company, in which the Company was able to utilize for the benefit of over $3,000,000 during the year. As of December 31, 1999 and December 31, 1998, VCC guaranteed this debt line of up to $1,000,000 and $500,0000 respectively. In addition to the above, VCC placed $1,000,000 in cash and/or marketable securities to another financial institution, whereby that financial institution loaned the Company $1,500,000 secured against the cash and/or cash equivalents and the guarantee by VCC. In addition to the above, VCC infused approximately $3,250,000 directly into the Company, consisting of cash and conversion of debt into equity during 1999. Also, subsequent to year end, VCC loaned the Company an additional $350,000 in cash. As a result, in part, of VMI and VCC's activities and services provided, the Company's net worth increased to approximately $9,500,000 at December 31, 1999, from $2,362,000 at December 31, 1998 from $227,000 as of December 31, 1997 and from a negative net worth of approximately $9,446,000 as of December 31, 1996, as adjusted for stock issuance, direct equity infusions, contributions of related parties, and the results of discussion regarding the initial Vestex recapitalization of the Company during 1995. During 1999, VCC received from the Company in the form of fees, repayment of loans, and for expenses paid on behalf of the Company approximately $2,200,000.

In prior years, the Company had entered into two lease transactions with Kent International ("Kent"); a company owned 50 percent by a director of the Company. Total original equipment cost for these transactions amount to approximately $144,000. During 1997, the Company loaned Kent $128,500. The loan, bearing interest at 15 percent per annum, was to be repaid in equal monthly installments of $5,296 and matured December 1999. As of December 31, 1998, Kent was in default of the loan. The aforementioned leases and loan were re-written in May 1999. The terms of the new lease provide for monthly lease payments of $7,442.90 through May, 2003. As of December 31, 1999, the outstanding payments due on the lease is approximately $20,000.

During 1999, a former director of the Company, and officer of the Company's subsidiary Long River Capital purchased back from the Company 100% of the stock of Long River Capital. The repurchase included a note payable to the Company of $40,000 and other consideration valued at less than $100,000.

16. Commitments and Contingencies

The Company rents its corporate offices under a five-year non-cancelable lease. The Company leases an additional regional marketing office on the East Coast. The future minimum rental commitments are as follows (in thousands):

Years ending December 31:

2000	240
2001	240
2002	171
2003	102
2004 and thereafter	600

$ 1,353

Rental expense, net of abatements, for the years ended December 31, 1999 and 1998 amounted to approximately $614,000, and $222,000 respectively.

During a prior year, the Company undertook a review of its trust portfolio, including consultation with legal counsel, an International "Big 5" Independent public accounting firm, and industry consultants and determined that it had not been recovering costs associated with administering the trusts. Management's initial review determined that approximately $22,000,000 of costs for periods prior to 1997 had not been recovered from the trusts. The Company has recorded approximately $972,000 and $1,498,000 of cost recoveries in the years ended December 31, 1999 and 1998, respectively. For periods prior to 1998, $2,862,000 was recovered. Thus, to date, the Company has recovered in excess of $5,300,000. Management makes no representations concerning the Company's ability to recover any further costs for periods prior to 1997. Further recoveries for periods prior to 1997 and thereafter are contingent upon the current status of the specific trusts and the Company's level of recovery efforts. Consequently, the Company will record any further recoveries as income in the period in which collection is assured.

17. Legal Proceedings

In the normal course of its business, the Company is from time to time subject to litigation. Management does not expect that the outcome of any of these actions, or the actions as noted above, will have a material adverse impact on the Company, its business or its consolidated financial position or results of operations.

18. Operating Segments

The Company operates in two primary business segments: 1) sales of transportation equipment and 2) leasing activity, as follows (in thousands):

Years Ended December 31,
1999	1998

Sales of Transportation Equipment:

Revenues	$ 51,791	$ 6,165
Cost and expenses:
Cost of transportation equipment	43,802	5,647
Selling, general and administrative	6,543	278
Depreciation and Amortization	396	---
Interest Expense	512	---
	$ 51,253	$ 5,925

Income from sales of transportation equipment	$ 538	$ 240

Identifiable Assets	$ 14,563	$ 36

Years Ended December 31,
1999	1998

Leasing Activity

Revenues:
Leasing activity	$ 10,076		$ 4,228
Interest income	267		195
Other income	138		120
	10,530		4,543

Costs and expenses:
Selling, general and administrative	8,674		3,671
Interest expense	290		111
Depreciation and amortization	1,225		477
	$ 11,111		4,259

Income (loss) from leasing activity	$(567)	(	$ 284)

Identifiable assets	$ 13,612		$ 3,648

Income (loss) before extraordinary item and Provision (benefit) for income taxes	$ 879		524

Signatures

In accordance with Section 13 or 15(d) of the Securities ExchangeAct of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHANCELLOR CORPORATION
Dated: March 30, 2000

By: /s/ Brian M. Adley
Brian M. Adley
Chairman of the Board and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2000	By: /s/ Brian M. Adley
Brian M. Adley
Chairman of the Board and Director
(Principle Executive Officer)

Dated: March 30, 2000	By: /s/ Franklyn E. Churchill
Franklyn E. Churchill
President

Dated: March 30, 2000	By: /s/ Jonathan C. Ezrin
Jonathan C. Ezrin
Corporate Treasurer
(Principal Accounting Officer)