Form 10QSB
period 2000-03-31
CHANCELLOR CORP
filed 2000-05-17
CIK 724051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

Commission file number 0-11663

CHANCELLOR CORPORATION
(Exact name of registrant as specified in its charter)
MASSACHUSETTS	04-2626079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

210 South Street, Boston, Massachusetts	02111
(Address of principal executive offices)	(Zip Code)

(617) 368 - 2700
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 30, 2000, 58,802,500 shares of Common Stock, $.01 par value per share and 350,000 shares of Series B Convertible Preferred Stock ("Series B"), $.01 par value per share were outstanding. The Series B shares convert into common on a 1 for 10 basis (3,500,000 in total) and have a liquidation preference of $20.00 per preferred share or $7,000,000 in the aggregate. Market value of the voting stock held by non-affiliates of the registrant as of April 30, 2000 was approximately $7,531,000. Aggregate market value of the registrant (inclusive of Series B shares) was approximately $33,083,000 as of April 30, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

Chancellor Corporation and Subsidiaries

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Part II.	Other Information	14
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures		15

Chancellor Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands)

March 31,		December 31,
2000		1999
(unaudited)
Assets

Cash and cash equivalents	$1,087	$1,104
Receivables, net of allowances of $716 and $731	4,430	4,154
Net investment in direct finance leases	352	376
Equipment on operating lease, net of accumulated depreciation of $2,007 and $1,887	4,163	4,152
Inventory	9,332	10,359
Residual values, net	133	143
Furniture and equipment, net of accumulated depreciation of $1,744 and $1,662	990	1,072
Investments	4,758	4,758
Intangibles, net	3,948	4,094
Other assets, net	1,540	1,336
Total Assets	$30,733	$31,548

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable and accrued expenses	$4,759	$5,444
Deferred revenue	1,094	1,812
Indebtedness:
Revolving credit line	7,845	8,543
Notes payable	446	699
Nonrecourse	169	192
Recourse	6,763	5,320
Total Liabilities	21,076	22,010

Stockholders' equity:
Preferred Stock, $.01 par value, 20,000,000 shares authorized:
Convertible Series B, 2,000,000 shares authorized, 350,000 shares issued and outstanding	4	4
Common stock, $.01 par value; 75,000,000 shares authorized, 58,795,065 shares issued and outstanding	590	590
Additional paid-in capital	35,846	35,837
Accumulated deficit	(26,832)	(26,942)
Accumulated other comprehensive income	49	49
Total Stockholders' Equity	9,657	9,538

Total Liabilities and Stockholders' Equity	$30,733	$31,548

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Chancellor Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2000	1999
	(unaudited)	(unaudited)
		(restated)
Revenues:

Transportation equipment sales	$13,265	$9,432
Rental income	739	458
Lease underwriting income	13	10
Direct finance lease income	34	15
Interest income	6	80
Fees from remarketing activities	271	237
Other income	104	71
Total Revenue	14,432	10,303

Costs and expenses:

Cost of transportation equipment sales	10,603	7,302
Selling, general and administrative	3,045	2,507
Interest expense	139	66
Depreciation and amortization	510	313
Total Costs and Expenses	14,297	10,188

Earnings before taxes	135	115

Provision for income taxes	25	22

Net income	$110	$93

Basic net income per share	$0.00	$0.00

Diluted net income per share	$0.00	$0.00

Shares used in computing basic net income per share	58,795,065	43,240,194

Shares used in computing diluted net income per share	63,308,838	55,546,453

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Chancellor Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In Thousands)

Three Months Ended
March 31,
2000	1999
(unaudited)	(unaudited)
(restated)

Cash flows from operating activities:
Net income	$110	$93
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	510	313
Residual value estimate realizations and reductions, net of additions	10	14
Amortization of unamortized stock warrants	11	11
Changes in assets and liabilities:
Decrease (Increase) in receivables	1,224	(601)
Decrease (Increase) in inventory	1,027	(282)
(Decrease ) in deferred revenues	(718)	(220)
(Decrease) Increase in accounts payable and accrued expenses	(685)	784
	1,379	19
Net cash provided by operating activities	1,489	112

Cash flows from investing activities:
Net investments in direct finance leases	24	53
Equipment on operating lease, net	(161)	(1,472)
Additions to furniture and equipment, net	- - -	(162)
Increase in intangibles	(9)	(4)
Increase in other assets	(329)	(618)
Net cash (used for) investing activities	(475)	(2,203)

Cash flows from financing activities:
Net borrowings under revolving line of credit	2,302	186
Increase in receivables-collateral for line of credit	(1,500)	- - -
Net change in notes payable	(253)	27
Borrowings-recourse debt	914	3,000
Repayments of indebtedness-non recourse	(23)	(117)
Repayments of indebtedness-recourse	(2,471)	(369)
Cost of issuance of common stock, net	- - -	(234)
Net cash provided by (used for) financing activities	(1,031)	2,493

Net (decrease) increase in cash and cash equivalents	(17)	402
Cash and cash equivalents at beginning of period	1,104	612
Cash and cash equivalents at end of period	$1,087	$1,014

Cash paid for interest	$157	$64
Cash paid for income taxes	$26	$15

The accompanying notes are an integral part
of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. The unaudited interim condensed consolidated financial statements include the accounts of Chancellor Corporation and each of its subsidiaries ("Company"). Accordingly, the interim statements do not include all of the information and disclosure required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based upon the best information available, in recording transactions resulting from business operations. Intercompany accounts and transactions have been eliminated. Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation. There is no effect on previously reported net income and accumulated deficit. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1999 were derived from the 10-QSB-A filed in January 2000 and which restated the purchase price of Tomahawk to reflect the acquisition on January 29, 1999 and revised the amortization periods of related intangibles as well as record compensation expense for certain stock purchase warrants. The results for the interim period ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

2.  LOAN AGREEMENTS

During the period ended March 31, 2000, the Company obtained a $3,000,000 working capital line of credit from an international financial institution. The line is due on demand with interest at a per annum rate equal to the sum of 2.65% plus the 30-day Dealer Commercial Paper Rate. The line is secured by marketable securities placed in a brokerage account at the institution by the Company's majority shareholder. During the period ended March 31, 2000, the Company advanced $1,500,000 to the majority shareholder as collateral for its guarantee of the $3,000,000 line of credit. This amount is included in receivables at March 31, 2000. The balance outstanding on this line of credit at March 31, 2000 was approximately $2,948,000.

In addition, the Company obtained recourse loans from its majority shareholder of $414,000 and from a financial institution for $500,000. The loan from the shareholder bears interest at prime rate plus 2%, is payable on demand and is secured by all of the assets of the Company. The loan from the financial institution bears interest at the rate of prime plus 2%, is due in 60 days, and is secured by guarantee of the majority shareholder and a director. At March 31, 2000, the balance outstanding on the shareholder loan was $210,000 and the balance outstanding on the loan from the financial institution was $365,000.

3.  ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission issued staff accounting bulletin No. 101 ("SAB101"), "Revenue Recognition in Financial Statements". SAB101 provided guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company has adopted SAB101 as required during the year 2000 and believes that this SAB does not have a material effect on the results of operations.

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

The Company's Sales of Transportation Equipment division retails and wholesales used transportation equipment, primarily, tractors and trailers, through retail centers located in strategic locations primarily in the southern and midwestern sections of the United States. This business segment also includes sales of equipment for the Company's equipment remarketing group. Approximately $2,670,000 or 20.13% of sales of transportation revenue were derived from one significant customer.

Leasing activities include revenues generated under operating or direct financing leases to lessees primarily throughout the United States. The Company also manages most of the leases it sells to investors and, when the original lease expires or terminates, remarkets the equipment for the benefit of the investors and the Company. Leases primarily involve transportation equipment, but also involve other equipment including material handling and construction equipment.

	Three Months Ended March 31,
	2000	1999
	(unaudited)	(unaudited)
		(restated)
Sales of Transportation Equipment:

Revenues	$13,265	$9,432
Costs and expenses:
Cost of transportation equipment	10,603	7,302
Selling, general and administrative	2,509	1,474
Interest expense	1	33
Depreciation and amortization	114	73
Total Costs and Expenses	13,227	8,882

Income from sales of transportation equipment	$38	$550

Identifiable Assets	$17,422	$14,688

Leasing Activity

Revenues:
Leasing activity	$1,057	$720
Interest income	6	80
Other income	104	71
Total Leasing Revenues	$1,167	$871

Costs and expenses:
Selling, general and administrative	536	1,033
Interest expense	138	33
Depreciation and amortization	396	240
Total Costs and Expenses	1,070	1,306

Income (loss) from leasing activity	$97	$(435)

Identifiable assets	$6,672	$8,467

Total assets for reportable segments:	$24,094	$	$ 23,155
Corporate investments, intangibles and other assets	6,639		1,483

	$30,733		$24,638

5.  BUSINESS ACQUISITION

The Company acquired its Tomahawk subsidiary (M.R.B., Inc.) on January 29, 1999. The Company took operational control of Tomahawk effective August 1, 1998 pursuant to a Management Agreement and, pursuant to a formal closing on January 29, 1999. The acquisition was accounted for under the purchase method of accounting and, therefore, the results of operations of Tomahawk after the acquisition date are included in the Company's statement of operations for the three-month period ended March 31, 1999.

The following pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the period. The pro forma financial information is not necessarily indicative of the results of operations had the transaction been effected on the assumed date.

Quarter Ended
March 31, 1999
(in thousands)

Net Revenue	$ 13,603
Net income before taxes	$ 119
Net income after taxes	$ 113
Net income per common share	$ 0.00

6.  RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

The financial statements for the three-month period ended March 31, 1999 were restated to reflect the acquisition of Tomahawk on January 29, 1999 rather than August 1998, as originally reported, due to management and operational control given to the Company on the earlier date. In accordance with APB Opinion 20, the Company has treated this change as a change in reporting entity. In addition, the Company restated the 1999 financial statements to record $10,500 of compensation expense related to stock purchase warrants. The total effect of this restatement on the March 31, 1999 financial statements was to reduce net income by $34,000. There was no effect on earnings per share.

7.  SUPPLEMENTAL CASH FLOWS INFORMATION

Effective January 29, 1999, the Company purchased its Tomahawk subsidiary with the following non-cash investing and financing activities:

Quarter Ended March 31, 1999
(in thousands)

Fair value of assets acquired	$ 10,679
Fair value of liabilities assumed	(10,372)
Net assets acquired	307
Fair value of common stock	2,925
Excess purchase price	$ 2,618

8.  CONTINGENCIES

The Company is contingently liable to its majority shareholder for fees associated with the acquisition of certain subsidiaries and investments. The final fees to be paid are based principally on the financial impact and profitability that these acquisitions add to the Company's operating results. The Company is also contingently liable to the former owners and current employees of MRB via an earnout arrangement. No such fees were paid during the three-month period ended March 31, 2000 .

In the normal course of business, the Company is from time to time, subject to litigation. Management does not expect that the outcome of any of these actions will have a material adverse impact on the Company's financial position.

The Company records sales of leased equipment with limited and full recourse in accordance with the provisions of FASB Statement No. 125. As of March 31, 2000, the Company has sold approximately $785,000 with limited or full recourse. The Company has considered its history of repossession losses and determined that no liability for recourse obligations is currently necessary.
ITEM 2.	Management's Discussion and Analysis of Financial Condition
And Results of Operations

RESULTS OF OPERATIONS
Three-Month Period Ended March 31, 2000 vs. March 31, 1999

Revenues. Total revenues for the three-month period ended March 31, 2000 were $14,432,000 as compared to $10,303,000 for the corresponding prior period, an increase of $4,129,000 or 40.1%. For the three-month period ended March 31, 2000, transportation equipment sales were $13,265,000 as compared to $9,432,000 for the corresponding prior period, an increase of $3,833,000 or 40.6%. This significant revenue stream from transportation equipment sales is attributable to sales of used transportation equipment through the remarketing activities of the Company as well as the operating activities of the Company's wholly owned subsidiary, Chancellor Asset Management Inc. ("CAM"), which operated for three months in 2000 versus two months in 1999. The increase in revenues provided by CAM is primarily a result of the Tomahawk purchase, which has retail outlets located in key Southeastern and Midwestern cities and has inventory for both retail and wholesale sales. Through CAM, the Company seeks to continue to expand its retail centers geographically. The Company also seeks to utilize the competitive advantage provided by its access to retail pricing for residual values of its leased equipment to increase competitiveness within the Company's lease origination business unit. For the three-month period ended March 31, 2000, rental income increased by $281,000 or 61.4 % to $739,000 as compared to $458,000 for the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several lease portfolios in 1999 from financial institutions. For the three-month period ended March 31, 2000, lease underwriting income increased by $3,000 or 30.0 % to $13,000 as compared to $10,000 for the corresponding prior period and direct finance lease income increased by $19,000 or 126.7 % to $34,000 as compared to $15,000 for the corresponding prior period. The Company is in the final phase of its lease origination rebuilding process, having completed plans for the addition of key senior management and sales personnel in 2000, and development of strategic alliances to provide future growth in this area. For the three-month period ended March 31, 2000, interest income decreased by $74,000 or 92.5 % to $6,000 as compared to $80,000 for the corresponding prior period. The decrease is primarily attributable to interest earned in connection with the Company's investment in a South Africa based manufacturer and lessor of transportation equipment. For the three-month period ended March 31, 2000, fees from remarketing activities increased by $34,000 or 14.3 % to $271,000 as compared to $237,000 for the corresponding prior period. For the three-month period ended March 31, 2000, other income increased by $33,000 or 46.5 % to $104,000 as compared to $71,000 for the corresponding prior period.

Costs and Expenses. Total costs and expenses for the three-month period ended March 31, 2000 were $14,297,000 as compared to $10,188,000 for the corresponding prior period, an increase of $4,109,000 or 40.3%. The increase is primarily a result of the costs associated with sales of transportation equipment, which, for the three-month period ended March 31, 2000, were $10,603,000 as compared to $7,302,000 for the corresponding prior period, an increase of $3,301,000 or 45.2%, and resulted in an overall gross margin from sales of transportation equipment of 20.1% as compared to 22.6% in the corresponding prior period. Selling, general and administrative expenses for the three-month period ended March 31, 2000 were $3,045,000 as compared to $2,507,000 for the corresponding prior period, an increase of $538,000 or 21.5%. This increase is due in part to Tomahawk's operations being consolidated with the Company beginning February 1999 and an increase in operating costs associated with the addition of a new Tomahawk facility opened in late 1999.

Interest expense for the three-month period ended March 31, 2000 was $139,000 as compared to $66,000 for the corresponding prior period, an increase of $73,000 or 110.6%. This increase is primarily a result of increased interest expense associated with CAM's revolving credit line with a financial institution utilized for inventory floor planning and interest accrued on the Company's recourse debt.

Depreciation and amortization expense for the three-month period ended March 31, 2000 was $510,000 as compared to $313,000 for the corresponding prior period, an increase of $197,000 or 62.9%. The increase is due to the amortization of intangible assets associated with the acquisition of Tomahawk by CAM as well as the amortization of distribution rights acquired from AMC, a South African truck manufacturer and assembler, in October 1999.

Provision for income taxes for the three-month period ended March 31, 2000 was $25,000 as compared to $22,000 for the corresponding prior period. The increase is primarily due to the increase in pre-tax income.

Net Income after Taxes.  Net income for the three-month period ended March 31, 2000 was $110,000 as compared to $93,000 for the corresponding prior period, an increase of $17,000 or 18.3%. The increase in net income is attributable to the increase in revenues, primarily from the retail and wholesale of used transportation equipment, and the purchase of certain lease portfolios from financial institutions. Net income per share was $0.00 (both basic and diluted) for the three-month periods ended March 31, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company recognized a net decrease in cash and cash equivalents for the three-month period ended March 31, 2000 of $17,000. Operating activities provided cash of $1,489,000 during the three-month period ended March 31, 2000 primarily as a result of increased sales of used transportation equipment inventory, decreases in accounts payable associated with inventory reduction and operating purchases, a decrease in deferred revenue associated with the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several equipment lease portfolios, and offset by a decrease in operating accounts receivable. Investing activities used cash of $475,000 during the three-month period ended March 31, 2000 and is primarily a result of the net acquisitions of portfolios of operating leases valued at approximately $161,000 and an increase in other assets of approximately $329,000. Financing activities used cash of $1,031,000 during the three-month period ended March 31, 2000 and is primarily the result of an increase of recourse debt from financing institutions in the amount of $3,000,000 and loans from Vestex Capital Corporation and Citibank offset by $1,500,000 of cash payments advanced as loan collateral and repayments of recourse debt. Cash and cash equivalents were $1,087,000 at March 31, 2000 as compared to $1,104,000 at December 31, 1999, a decrease of $17,000 or 1.5%.

The Company maintains a revolving line of credit agreement with a financial institution whereby CAM can borrow up to $7,500,000 to floor plan used transportation equipment inventory. The balance outstanding under this revolving line of credit agreement is approximately $6,998,000 as of March 31, 2000. Prior to the acquisition, during 1998, CAM, through Tomahawk, entered into a special purpose financing agreement with the same institution to floor plan additional used transportation equipment inventory in the approximate amount of $4,500,000. The balance outstanding under this special purpose financing agreement is approximately $677,000 as of March 31, 2000. The interest rate charge on the above lines of credit is Prime plus 1.75%.

During the period ended March 31, 2000, the Company obtained a $3,000,000 working capital loan from an international financial institution. The line is due on demand with interest at a per annum rate equal to the sum of 2.65% plus the 30-day Dealer Commercial Paper Rate. The line is secured by marketable securities placed in a brokerage account at the institution by the Company's majority shareholder. During the period ended March 31, 2000, the Company advanced $1,500,000 to the majority shareholder as collateral for its guarantee of the $3,000,000 loan. This amount is included in receivables at March 31, 2000. The balance outstanding on this line of credit at March 31, 2000 was approximately $2,948,000.

The Company's ability to underwrite equipment lease transactions is largely dependent upon the availability of short-term warehouse lines of credit. Management is engaged in continuing dialogue with several inventory lenders to provide the Company with warehouse financing. If the Company experiences delays in putting warehouse facilities in place, the Company transacts deals by coterminous negotiation of lease transactions with customers and financing with institutions upon which it obtains a fee as the intermediary of up to 3% of the amount of financing.

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

The Company plans to dedicate substantial resources toward the further development and improvement of its remarketing, retailing and wholesaling capabilities. The Company's strategy is to further capitalize upon its remarketing expertise by continuing to develop its ability to sell remarketing services to other lessors, fleet owners, and lessees. The company plans also to create a dealer capability under which the Company would buy and resell fleet equipment. The Company anticipates expanding its used transportation equipment retail and wholesale capabilities through the addition of strategically located retail centers through internal growth and/or acquisitions. The Company's retail and wholesale capabilities have been greatly improved through CAM's strategic acquisition of Tomahawk. This improved capability will be used as a competitive advantage that will enable the Company to provide a "total holding cost" concept when competing for new lease origination deals. The Company's retail and wholesale business unit will provide improved outlets for other lessors, financial institutions, and fleet owners to dispose of used transportation equipment and sources of quality used transportation equipment for fleet owners and owner-operators. The Company also plans to promote its Internet capabilities to further promote its business activities and as an e-commerce tool.

In August 1997, the Company committed to make a $1 million equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120 million investment fund composed of $40 million from equity participants including the Company, and $80 million in debt financing provided by the Overseas Private Investment Corporation ("OPIC"), an independent U.S. government agency. The purpose of the fund is to make direct investments in emerging companies throughout Africa. In addition to the Company, several of the other investors are Sun America, Inc., Citicorp, Northwestern Mutual Life and others. As of March 31, 2000, the Company had funded approximately $611,000 and is obligated to provide additional funding in the approximate amount of $389,000. The Company has additionally invested approximately $4,875,000 into one of NAOF's portfolio investee companies. In October, 1999 the Company formally closed on a strategic investment/alliance with a South African manufacturer and New Africa Opportunity Fund "NAOF" whereby a series of convertible preferred stock of Chancellor Corporation was issued and the note receivable including accrued interest was canceled in exchange for a minority interest and certain distribution rights in the South African company.

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

The Company is in the final stages of negotiation with several financial institutions, whereby the Company could potentially gain access to substantial funding that would enable the Company to accelerate the redevelopment of its lease origination business.

COMMUNICATIONS AND INFORMATION

The Company has completed efforts to assess and, where required, remediate issues associated with Year 2000 ("Y2K") issues. Generally defined, Y2K issues arise from computer programs which use only two digits to refer to the year and which may experience problems when the two digits become "00" for the year 2000. In addition, imbedded hardware microprocessors may contain time and two-digit year fields in executing their functions. Much literature has been devoted to the possible effects such programs may experience in the Year 2000, although significant uncertainty exists as to the scope and effect the Y2K issues will have on industry and the Company.

In 1998, the Company developed a strategic plan to identify the IT systems needed to accomplish the Company's overall growth plans. As part of this process, Y2K issues were considered and addressed by the Company's senior management and MIS personnel. Although this plan was intended to modernize the IT systems, compliance with Y2K requirements were incorporated. The cost of bringing the Company in full compliance should not result in a material increase in the recent levels of capital spending or any material one-time expenses. To date, the Company has spent approximately $400,000 in modernizing its IT system, including compliance with Y2K requirements. The Company anticipates spending approximately $750,000 during fiscal 2000 to complete the modernization of its IT system.

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

In 1998, the Company made several improvements to its Internet presence (http://www.chancellorcorp.com) as part of the Company's strategy to further incorporate technology into its marketing and customer service initiatives. The Company's goal is to create a simple, well-designed and useful Internet destination by redesigning the site and expanding content to improve its usefulness as a business resource for customers and an informational tool for investors when fully developed. The Chancellor site will showcase the Company's truck and trailer inventory available through its six (6) retail locations, provide online and downloadable lease applications for fleet managers and improve the quality and quantity of corporate and financial information tailored for the investment community.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-QSB contains certain "Forward-Looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or the Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introduction and acceptance, technology changes and changes in industry conditions. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements

EXHIBIT 11
Chancellor Corporation and Subsidiaries
Computation of Earnings Per Share

The following table reflects the calculation of the earnings per share:

	Income (numerator)	Weighted Average Common Shares Outstanding (denominator)
Quarter ended March 31, 2000	In thousands, except share and per share data
Earnings from Operations	$ 110	58,795,065
Basic earnings per common share			$ 0.00

Effective of dilutive securities
Convertible preferred shares	- - -	3,500,000
Stock option plans	- - -	1,013,773
	$ 110	63,308,838
Diluted earnings per common share			$ 0.00

Quarter ended March 31, 1999
Earnings from operations	$ 93	43,240,194
Basic earnings per common share			$ 0.00

Effect of dilutive securities
Convertible preferred shares	- - -	5,000,000
Warrant-VCC	- - -	7,142,857
Stock option plans	- - -	163,402
	$ 93	55,546,453
			$ 0.00

Part II. Other Information
Item 1.	Legal Proceedings

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

Form 10-QSB for March 31, 1999 was amended January, 2000, primarily for the effects caused by the change in acquisition date of the Tomahawk subsidiary which was originally reported as of August, 1998. This transaction has been recorded as of January, 1999, the date of final closing in the revised 10-QSB-A for Quarter 1 of 1999 and this 10-QSB.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

THE ENCLOSED FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CHANCELLOR CORPORATION FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

11	Computation of Earnings per Share

27	Financial Data Schedule for period ended March 31, 2000.

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

/s/ Barry W. Simpson
Barry W. Simpson
Chief Financial Officer

Date: May 15, 2000