Form 10KSB/A
period 1998-12-31
CHANCELLOR CORP
filed 2000-06-19
CIK 724051

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB-A
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

As of April 13, 1999, 43,226,395 shares of Common Stock, $.01 par value per share and 5,000,000 shares of Series AA Convertible Preferred Stock, $.01 par value per share (with a liquidation preference of $.50 per share or $2,5000,000) were outstanding. Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 13, 1999 was approximately $9,332,000. Aggregate market value of the total voting stock of the registrant as of April 13,1999 was approximately $28,367,000.

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

This transaction was recorded in accordance with the purchase method of accounting as of January 29, 1999. As a result of the effect on the transaction of the Management Agreement, the designated date of this transaction for accounting purposes was initially August 1, 1998 but has been revised effective January, 1999. In connection with this transaction, CAM assumed liabilities of approximately $11,200,000 and incurred acquisition costs of approximately $155,000. The excess of the purchase price over net assets of approximately $2,600,000 has been recorded in intangibles and allocated between a covenant not to compete, customer database files and goodwill in 1999 and will be amortized in the beginning of February, 1999 over periods of five to twenty years.

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

None.

PART II

ITEM 5     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated, according to published sources.

1999	High	Low

First quarter (through March 30, 1999)	$ .93	$ .43

1998

Fourth quarter	.88	.50
Third quarter	1.34	.24
Second quarter	.37	.16
First quarter	.44	.27

1997
Fourth quarter	.44	.15
Third quarter	.18	.10
Second quarter	.15	.09
First quarter	.10	.04

On April 13, 1999, there were approximately 510 beneficial owners of the Company's common stock. The Company has not paid or declared cash dividends on its common stock during the periods indicated and does not currently intend to pay cash dividends on its common stock for the foreseeable future

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The analysis below is reflective of the Company, and does not give rise to further analysis of the Management Agreement with Tomahawk.

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

Costs and Expenses. Total costs and expenses for the year ended December 31, 1998 was $10,184,000 as compared to $7,152,000 for the prior year, an increase of $3,032,000 or 42.4%. The increase is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales was $5,647,000 for the year ended December 31, 1998 and resulted in an overall gross margin of 8.4%. Selling, general and administrative expenses for the year ended December 31, 1998 was $3,949,000 as compared to $6,412,000 for the corresponding prior year, a decrease of $2,463,000 or 38.4%. For the year ended December 31, 1998, selling, general and administrative expenses included recovered reimbursable administration costs of $1,498,000 as compared to $405,000 for the corresponding prior year. Before netting out the reimbursable administration costs selling, general and administrative costs decreased to $5,447,000 for the year ended December 31, 1998 as compared to $6,817,000 for the corresponding prior year, a decrease of $1,370,000 or 20.1%. The decrease in selling, general and administrative expenses reflects the success of management's cost containment and stabilization efforts that were finalized in 1997. Management believes it has successfully implemented its cost containment and stabilization strategy. These cost improvements have resulted in a stabilization of the corporate infrastructure and provide a firm foundation for the new management team to implement the growth phase of its business plan.

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

Liquidity and Capital Resources

The Company recognized a net increase in cash and cash equivalents for the year ended December 31, 1998 of $515,000. Operating activities used cash of $2,283,000 during the year ended December 31, 1998. Investing activities provided cash of $946,000 during the year ended December 31, 1998. Financing activities provided cash of $1,852,000 during the year ended December 31, 1998 and is primarily a result of increases in stock issuance. Cash and cash equivalents amounted to $612,000 at December 31, 1998 as compared to $97,000 at December 31, 1997, an increase of $515,000 or 530.9%.

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On February 25, 1999, our Audit Committee and Board of Directors approved the dismissal of our independent accountants, Reznick Fedder & Silverman, P.C. ("Reznick Fedder"). We provided Reznick Fedder with the reasons for the dismissal in a letter on March 4, 1999. The reasons include, but are not limited to: (i) disagreements on fees billed by Reznick Fedder for services in the prior year, including, but not limited to, due diligence and business advisory services in connection with merger and acquisition activity, and estimated fees in connection with the proposed 1998 audit engagement, (ii) a lack of commitment by Reznick Fedder to ensure timely completion of the 1998 audit and timely filing of the 1998 Annual Report on Form 10-KSB, (iii) dissatisfaction as to the timeliness of Reznick Fedder's provision of business advisory reports and recommendations in general and Management Reports pursuant to the requirements of Statements on Auditing Standards No. 61 in particular, and (iv) personality conflicts between Reznick Fedder's audit team and management, including disagreements concerning the quality of staffing provided previously.

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
2

Stock Purchase Agreement, dated January 29, 1999, by and among Chancellor Asset Management, Inc.., M. Rea Brookings and David F. Herring (incorporated by reference from Exhibit 2 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 1999).

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

10.2

Loan Reduction and Purchase and Assignment Agreement dated as of April 4, 1997 among the Company, Chancellor Fleet Corporation, Chancellor Financial Sales Service, Inc., Chancellor Fleet Remarketing, Inc., Chancellor Asset Corporation, Chancellor Financialease, Inc., Valmont Financial Corporation, Chancellor DataComm, Inc., Alco 474N Trust, Cains 931D Trust, Cains 931E Trust, Chrysler Bo4E Trust, Conagra 25405 Trust, Conagra 25409 Trust, Dallas 38329 Trust, H.E. Butt 796C Trust, Kraft 79328 Trust, Sovran B063 Trust, Saturn B067 Trust, Shamrock 25748 Trust, Tyler 3Mo Trust, Whirlpool 49434 Trust, Fleet National Bank and VESTEX Capital Corporation.

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

	21	Subsidiaries of the Company (incorporated by reference from Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

	23.1	Independent Auditor's Consent - Metcalf, Rice, Fricke and Davis

	23.2	Independent Auditors' Consent - Reznick Fedder & Silverman

	27.1	Financial Data Schedule for year ended December 31, 1998

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

As discussed further in notes 1 and 18, the Company has restated the 1998 consolidated financial statements to reflect the results of a change in the date of acquisition of the Company's MRB, Inc. subsidiary to January 29, 1999.

In our opinion, the 1998 consolidated financial statements, as restated, referred to above present fairly, in all material respects, the financial position of Chancellor Corporation and subsidiaries as of December 31, 1998, and the results of operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Metcalf Rice Fricke & Davis

Atlanta, Georgia

April 13, 1999, except for Notes 7, 10, 14, 15, 16 and 18

which are as of December 30, 1999.

INDEPENDENT AUDITOR'S REPORT

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

/s/ Reznick Fedder & Silverman

Boston, Massachusetts

March 18, 1998

Chancellor Corporation and Subsidiaries

Consolidated Balance Sheet

(In Thousands)

December 31,
1998
(restated)

Assets

Cash and cash equivalents	$612
Receivables, net	2,880
Inventory	36
Net investment in direct finance leases	359
Equipment on operating lease, net of accumulated depreciation of $2,351	702
Residual values, net	219
Furniture and equipment, net of accumulated depreciation of $1,221	807
Other investments	1,000
Intangibles, net	111
Other assets, net	1,460
Total Assets	$8,186

Liabilities and Stockholders' Equity

Liabilities
Accounts payable and accrued expenses	$3,572
Deferred revenue	1,068
Indebtedness:
Nonrecourse	889
Recourse	295
Total Liabilities	5,824

Stockholders' equity
Preferred Stock, $.01 par value, 20,000,000 shares authorized:
Convertible Series AA, 5,000,000 shares issued and outstanding	50
Convertible Series B, 2,000,000 shares authorized, none issued and outstanding	- - -
Common stock, $.01 par value; 75,000,000 shares authorized, 38,541,895 shares issued and outstanding	385
Additional paid-in capital	29,943
Accumulated deficit	(28,016)
Total Stockholders' Equity	2,362

Total Liabilities and Stockholders' Equity	$8,186

The accompanying notes are an integral part
of these consolidated financial statements.

Chancellor Corporation and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)
	December 31,
	1998		1997
	(restated)
Revenues:
Transportation equipment sales	$6,165	$	- - -
Rental income	942		870
Lease underwriting income	74		293
Direct finance lease income	110		272
Interest income	195		44
Gains from portfolio remarketing	1,374		801
Fees from remarketing activities	1,407		1,488
Other income	441		665
	10,708		4,433

Costs and expenses:
Cost of transportation equipment sales	5,647		- - -
Selling, general and administrative	3,949		6,412
Interest expense	111		281
Depreciation and amortization	477		459
	10,184		7,152

Earnings before taxes	524		(2,719)

Provision for income taxes	- - -		13
Income (loss) before extraordinary item	524		(2,732)
Extraordinary item - gain on debt forgiveness	- - -		930

Net Income	$524	$	(1,802)

Basic net income per share:
Income (loss) before extraordinary item	$0.02	$	(0.18)
Extraordinary item	- - -		0.06
Net income (loss)	$0.02	$	(0.12)

Shares used in computing basic net income (loss) per share	32,195,162		15,224,432

The accompanying notes are an integral part
of these consolidated financial statements

.

Chancellor Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1998 AND 1997
(In Thousands)

	Preferred Stock		Common Stock		Add'l Paid-In	Accum-ulated	Treasury Stock		Stock-holders' Equity
	Shares	Amt	Shares	Amt	Capital	Deficit	Shares	Amt	(Deficit)

Balance 1/1/97	5,000	$ 50	6,567	$ 65	$ 24,609	$ (26,738)	1,431	$(536)	$ (2,550)

Preferred stock Series A issued	711	7			1,343				1,350

Preferred stock Series AA issued	3,000	30	20,250		870				900

Common stock issued				203	2,123				2,326
Exercise of stock options			15		3				3
Retirement of treasury stock			(1,431)	(14)	(522)		(1,431)	536	- - -

Net Loss						(1,802)			(1,802)

Balance 12/31/97	8,711	87	25,401	254	28,426	(28,540)	- - -	- - -	$ 227

Preferred stock, Series A converted to common stock	(711)	(7)	7,105	71	(64)				- - -

Preferred stock, Series AA converted to common stock	(3,000)	(30)	3,000	30	- - -				- - -

Common stock issued			2,146	21	1,296				1,317
Exercise of stock options			892	9	284				293
Additional paid in capital					1				1
Net income(restated)						524			524
Balance 12/31/98 (restated)	5,000	$ 50	38,544	$385	$ 29,943	$(28,016)	- - -	$ - - -	$ 2,362

The accompanying notes are an integral part
of these consolidated financial statements.

Chancellor Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

Years Ended
December 31,
1998	1997
(restated)

Cash flows from operating activities:
Net income (loss)	$524	$	(1,802)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	477		459
Residual value estimate realizations and reductions, net of additions	246		283
Gain on debt forgiveness	- - -		(930)
Changes in assets and liabilities:
Decrease (Increase) in receivables	(2,213)		1,896
(Increase) in inventory	(36)		- - -
(Decrease ) Increase in accounts payable and accrued expenses	(2,334)		1,813
Increase in deferred revenue	1,053		15
Total adjustments	(2,807)		3,536
Net cash provided by (used in) operating activities	(2,283)		1,734

Cash flows from investing activities:
Leased equipment held for underwriting	502	729
Net investment in direct finance leases	162	227
Equipment on operating lease, net	(588)	59
Other investments, net	- - -	185
Net change in cash restricted and escrowed	2,419	1,134
Additions to furniture and equipment, net	(172)	(1,018)
Net change in other assets	(1,377)	141
Net cash provided by investing activities	946	1,087

Cash flows from financing activities:
Increase in indebtedness - nonrecourse	688	40
Increase in indebtedness - recourse	755	1,879
Repayments of indebtedness - nonrecourse	(327)	(701)
Repayments of indebtedness - recourse	(875)	(3,966)
Issuance of common stock, net	1,611	3
Net cash provided by (used in) financing activities	1,852	(2,745)

Net increase in cash and cash equivalents	515	76
Cash and cash equivalents at beginning of period	97	21
Cash and cash equivalents at end of period	$612	$97

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

Revenue Recognition

Transportation equipment sales - Revenue on transportation equipment sales is recognized in the period in which the sale is completed and title is transferred. Deposits on transportation equipment, that may be required under certain financing contracts, are shown as deposits on sales and included in accrued expenses.

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

Basic net loss per share amounts are computed based on the weighted average number of common shares and diluted net loss per share amounts are based on common and common equivalent shares, when dilutive. Diluted net loss per share for 1997 is the same as basic net loss per share since common stock equivalent shares from convertible preferred stock and from stock options and warrants were antidilutive.

Supplemental Cash Flow Information

Cash paid for income taxes during 1998 and 1997 was $13,000 and $13,000, respectively. Interest paid during 1998 and 1997 was $63,000 and $340,000, respectively.

Other Investments

The Company accounts for its equity investment of less than 20% ownership in an investee on the cost basis.

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

While it is difficult to classify our state of readiness, we believe that our internal plans should have the Company ready for the year 2000 to avoid any material Y2K issues. Assessment and testing are complete and we have developed contingency plans. Management is in constant communication with its IT personnel and has made and will continue to make reports to the Company's Board of Directors.

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

Restatement of Financial Statements

In accordance with guidelines of the Securities and Exchange Commission, the Company has restated its 1998 financial statements to reflect the acquisition of MRB, Inc. and related companies "Tomahawk" on January 29, 1999 and to properly record expenses and accrued liabilities related to the issuance of stock purchase warrants by the Company's majority shareholder and certain other deferred costs or expenses paid by VCC or VMI on behalf of the Company during 1998. The effects of the above is as follows:
	As originally reported	Related to Tomahawk deconsolidation	Related to goodwill	Related to VCC/VMI fees	Related to VCC warrants	As restated
Total Assets	$ 29,569	$ (15,760)	$ 155	$ (5,778)	$ - - -	$ 8,186
Total liabilities	22,562	(11,591)	- - -	(5,147)	- - -	5,824
Total shareholders equity`	7,007	(4,169)	155	(631)	(1)	2,361
Total revenues	29,639	(18,931)	- - -	- - -	- - -	10,708
Total expenses	28,789	(19,082)	(155)	631	1	10,184

2.     Receivables

Receivables consists of the following as of December 31, 1998 (in thousands):

December 31,
1998
(restated)

Note receivable	$1,242
Receivables from trust, net	855
Loans receivable	373
Other notes receivable	137
Accrued rents receivable, net	40
Interest receivable	104
Other receivables	129

$2,880

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

The activity in the residual value accounts for the years ended December 31, 1998 and 1997 is as follows (in thousands):

December 31,
1998	1997

Residual values, beginning of year, net	$465	$748
Residual realization	(204)	(283)
Residual value estimate reduction	(42)	- - -

Residual values, end of year, net	$219	$465

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

Aggregate residual value fees expected to be realized as of December 31, 1998 are as follows (in thousands):

Years ending December 31:

1999	$102
2000	74
2001	8
2002	2
2003	----
Thereafter	33
$219

4.     Net Investment in Direct Finance Leases and Equipment on Operating Lease:

Net investment in direct finance leases consisted of the following as of December 31, 1998 (in thousands):

December 31,
1998

Minimum lease payments receivable	$389
Estimated unguaranteed residual values of leased equipment, net	53
Less: Unearned income	(83)

$359

The cost of equipment on operating lease by category of equipment consists of the following as of December 31, 1998 (in thousands):

December 31,
1998

Transportation equipment	$819
Other equipment	2,234
3,053

Less - accumulated depreciation	2,351

$702

The aggregate amounts of minimum lease payments to be received from noncancelable direct finance and operating leases are as follows (in thousands):

Direct
Year ending December 31:	Finance	Operating

1999	$195	$219
2000	110	34
2001	72	31
2002	8	30
2003	4	30

	$389	$344

5.     Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consists of the following as of December 31, 1998 (in thousands):

December 31,
1998
(restated)

Trade accounts payable	$358
Payables to investors	1,361
Contribution payable to New Africa Opportunity Fund	650
Accrued commissions payable	53
Accrued legal and accounting fees	272
Accrued interest payable	95
Other accrued expenses	783

$3,572

6.     Early Extinguishment of Intercreditor Loan

In April 1997, the Company executed and delivered (1) the Loan Reduction and Purchase and Assignment Agreement dated April 1997 among the Company, its corporate affiliates, a bank, as agent (the "Agent") for the Company's principal recourse lenders, and VCC, the Company's majority shareholder; (2) release in favor of the principal recourse lenders to be given by VCC and Brian M. Adley, Chairman of the Board of Directors of the Company and President of VCC, individually; (3) release in favor of the principal recourse lenders to be given by the Company, its corporate affiliates and/or subsidiaries, in favor of VCC. Coterminous with this transaction, both the intercreditor loan and secured inventory loan were repaid in advance of their respective terms. The aggregate amount of this debt on the repayment date was approximately $1,906,000, of which approximately $976,000 was paid in cash and the balance of $930,000 was forgiven. In addition, the Company paid approximately $22,000 in legal and bank fees to complete this transaction

7.     Non-Recourse and Recourse Debt

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

$889

Recourse debt consists of the following as of December 31, 1998 (in thousands):

December 31,
1998

Promissory note payable to the Company's majority stockholder, bearing interest at the prime rate (7.75% at December 31, 1998) plus 2%, principal and accrued interest payable December 31, 2001, secured by substantially all of the assets of the Company.	$39

Subordinated promissory note payable to a former stockholder of the Company, bearing interest at the prime rate (7.75% at December 31, 1998) plus 1%, principal and accrued interest payable on demand.	200

Equipment line of credit with two leasing companies, aggregate monthly payments of $2,183 and leases expiring from November 2000 to January 2001	56
295
Less - current portion	220

$75

Aggregate future maturities of recourse debt as of December 31, 1998 are as follows (in thousands):

Years ending December 31:
1999	$220
2000	23
2001	46
2002	6

$295

8.     Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

1998	1997

Current:
Federal	$	- - -	$	- - -
State		- - -		13

Deferred:
Federal		- - -		- - -
State		- - -		- - -

	$	- - -		$13

A reconciliation of the rate used for the provision (benefit) for income taxes is as follows:

1998	1997

Tax benefit at statutory rate	34.0%	34.0%
Net operating loss carry forward benefit for which utilization is not assured and other items	(34.0)	(34.0)

	0.0%	0.0%

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

The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1998 are as follows (in thousands):

December 31,
1998

Deferred tax liabilities:
Differences between book and tax basis of property		$189

Deferred tax assets:
Reserves not currently deductible		552
Net operating loss carry forwards		8,708
Tax credit carry forwards		1,987
Other		1
Total deferred tax assets		11,248
		11,059
Valuation allowance		(11,059)

Net deferred tax liability	$	- - -

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

Information with respect to the stock option plans is as follows:
1994 Stock Option Plan	1994 Directors Option Plan	1997 Stock Option Plan	1983 Stock Option Plan	Weighted Average Exercise Price
Outstanding, December 31, 1996	1,081,466	329,500	- - -	3,244	$ .18

Options granted	775,000	337,500	2,245,000	- - -	.51
Options exercised	(15,000)	- - -	- - -	- - -	.15
Options canceled and expired	(973,716)	- - -	- - -	- - -	.18
Options canceled and reissued	3,244	- - -	- - -	(3,244)	.01

Outstanding, December 31, 1997	870,994	667,000	2,245,000	- - -	.49

Options granted	355,991	- - -	1,911,500	- - -	.52
Options exercised	(384,583)	(40,000)	(467,000)	- - -	.33
Options canceled and expired	(59,985)	- - -	(952,500)	- - -	.52

Outstanding, December 31, 1998	782,417	627,000	2,737,000	- - -	$ .54

Additional information regarding options outstanding as of December 31, 1998 is as follows:

Options Outstanding

Exercise Price	Number of Shares	Weighted Average Contractual Life	Exercisable Options	Date of Expiration

$0.01	1,917	5.00	1,917	2002
$0.05	112,500	8.00	112,500	2006
$0.06	112,500	8.00	112,500	2006
$0.10	364,000	4.75	267,000	2003 - 2004
$0.13	27,911	2.59	27,911	2001
$0.16	5,000	2.59	5,000	2001
$0.19	27,589	2.59	27,589	2001
$0.20	675,000	6.15	475,000	2004 - 2007
$0.25	602,000	6.13	177,000	2004 - 2005
$0.30	40,000	4.75	40,000	2003
$0.50	591,333	6.64	- - -	2005 - 2006
$0.60	40,000	5.75	- - -	2004
$0.70	120,000	7.34	- - -	2004 - 2008
$0.71	10,000	5.75	- - -	2004
$0.75	588,333	7.64	- - -	2006 - 2007
$0.80	30,000	7.75	- - -	2004 - 2008
$0.81	10,000	6.75	- - -	2005
$0.91	10,000	7.75	- - -	2006
$1.00	678,334	9.09	- - -	2007 - 2008
$1.01	10,000	8.75	- - -	2007
$1.11	10,000	9.75	- - -	2008
$1.50	40,000	8.75	- - -	2007 - 2008
$2.00	40,000	8.75	- - -	2007 - 2008

	4,146,417		1,246,417

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

Stock Warrants

During 1998, the Company's majority shareholder allocated 3,300,000 shares of the Company's common stock to employees of the Company under various stock purchase warrant agreements.

Information with respect to these stock warrants is as follows:

Shares	Weighted Average Exercise Price

Outstanding, December 31, 1997	- - -	$	- - -
Warrants granted	3,300,000.682
Warrants exercised	- - -		- - -
Warrants forfeited	- - -		- - -

Outstanding, December 31, 1998	3,300,000		$.682

Additional information regarding options outstanding as of December 31, 1998 is as follows:

Warrants Outstanding
				Warrants Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/98	Weight-Avg Remaining Life	Weight-Avg Exercisable Price	Number Exercisable at 12/31/98	Weight-Avg Exercisable Price
0.10	550,000	6.36	0.10	550,000	0.10
0.25	650,000	7.46	0.25	650,000	0.25
0.50	800,000	8.50	0.50	800,000	0.50
0.75	200,000	9.00	0.75	200,000	0.75
1.00	180,000	6.00	1.00	180,000	1.00
1.10	180,000	7.00	1.10	180,000	1.10
1.25	380,000	9.05	1.25	380,000	1.25
1.50	180,000	9.00	1.50	180,000	1.50
2.00	180,000	10.00	2.00	180,000	2.00
	3,300,000	7.92	0.682	3,300,000	0.68

Pro forma information As noted above The Company has elected to follow APB Opinion No. 25, Accounting Interpretation 1, "Stock Plans Established by a Principal Stock Holder", in accounting for the Warrants because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing these warrants. These warrants have been properly recorded within APB 25 and have resulted in a $939.00 compensation expense to the Company during 1998. At December 31, 1998, unamortized warrant compensation expense was $128,000. SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings per share as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock options to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the stock warrants. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly differs from the calculated values.

The Company's calculations were made using the Black-Scholes option pricing model using the same assumptions utilized for the stock option plans discussed above. The forfeitures of the warrants are recognized as they occur. If the computed fair values of the warrants had been expensed over the vesting period of the awards, the pro forma net loss in 1998 would have been $128,000.

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

14.     Related Party Activities

The Company is provided management and consulting services by VMI, Corporation ("VMI") an affiliate of the Company's majority stockholder, pursuant to a consulting agreement approved by the shareholders at the 1995 Annual Meeting of the Stockholders, as amended in July 1998. VMI provides specified services including, but not limited to, general business consulting, the development and implementation of the Company's 1997 transition and turnaround strategies, development of domestic and international business opportunities and growth strategies, identification and development of strategic alliances, and support of merger and acquisition activity. Vestex Capital Corporation ("VCC"), an additional affiliate of the Company, provided specified services including debt and equity raising efforts, and other financing activities. VCC is paid fees related to debt and equity transactions up to 3.0% and 7.5%, respectively, of the amount of financing raised in addition to related expenses. VMI provides services to the Company on operational and other matters for which it is compensated at levels negotiated with the Company.

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

During 1998 and 1997, the Company's majority shareholder and its affiliates provided various services for which the Company incurred total fees and related expenses of $1,996,000 and $2,245,000, respectively. In 1998, consulting fees to affiliates charged to operations totaled $996,000 and fees of $1,000,000 associated with obtaining the future recovery of trust administration expenses were capitalized to be amortized over a two-year period. Amortization of capitalized trust recovery costs was $48,000 during 1998. In 1997, the Company charged operations $1,850,000 for fees incurred in connection with services provided by the affiliates for negotiation of significant cost savings realized by the Company in 1997, development and implementation of a restructuring plan for the Company, guarantee and loan fees, operational consulting and assistance with various financing transactions.

Loans and fees payable to the affiliates at December 31, 1998 and 1997 totaled $42,000 and $109,000, respectively. Interest expense to the majority shareholder for 1998 and 1997 was $16,000 and $92,000, respectively.

During 1998 and 1997, the Company issued various equity securities in exchange for cash, debt and fees payable to the majority shareholder. In 1998, the Company issued 1,946,196 shares of common stock at a price of $0.69 per share in payment of $1,343,000 of debt and fees payable. In 1997, the Company issued 3,000,000 shares of Series AA Preferred Stock in exchange for $900,000 of debt and fees payable, 710,526 shares of Series A Preferred Stock for $1,350,000 and 20,050,000 shares of Common Stock for $2,306,000.

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

$1,195

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

16.     Legal Proceedings

As of December 1, 1999, all material litigation involving the Company has been settled and grievances have been resolved. The Company is involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

17.     Operating Segments

The Company operates in two primary business segments: 1) sales of transportation equipment and 2) leasing activity, as follows (in thousands):

Years Ended December 31,
1998	1997

Sales of Transportation Equipment:

Revenues	$6,165	$	- - -
Cost and expenses:
Cost of transportation equipment	5,647		- - -
Selling, general and administrative	278		- - -
	$5.295	$	- - -

Income from sales of transportation equipment	$240		- - -

Identifiable Assets	$36

Years Ended December 31,
1998	1997

Leasing Activity

Revenues:
Leasing activity	$3,907	$3,724
Interest income	195	44
Other income	441	665
	4,543	4,433

Costs and expenses:
Selling, general and administrative	3,671	6,412
Interest expense	111	281
Depreciation and amortization	477	459
	4,259	7,152

Income (loss) from leasing activity	$284	$(2,719)

Identifiable assets as of December 31, 1998	$3,648

Income (loss) before extraordinary item and provision (benefit) for income taxes	$524	$(2,719)

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

Additionally, Vestex Capital Corporation, the largest shareholder of the Company, is to receive up to $3,250,000 plus expenses, not to exceed $50,000, payable over the next six years for services rendered in finding, negotiating and arranging financing on the transaction as well as ongoing management and development of long-term growth strategies including initiation of possible acquisition and/or merger candidates. The final fee is based principally upon the financial impact and profitability that Tomahawk adds to the Company's operating results. Approximately $1.0 million is expected to be paid during 1999.

Principles of proforma information: The proforma combining balance sheet and statement of operations include the accounts of Chancellor Corporation and its wholly owned subsidiaries and MRB, Inc. All significant intercompany accounts, transactions, and profits and losses have been eliminated in the proforma financial statements.

Said transaction has been accounted for at its formal closing in January 1999, the evaluation being based on $.65 per share as opposed to the previous $.96 per share. As previously noted the Company had been contractually liable for liabilities of approximately $11,194,000. The Company had initially filed its 10K-SB in April 1999. Said 10-KSB included Tomahawk consolidated with the Company (as of August 1998), however, this 10-KSB-A has been revised to reflect Tomahawk as of January 1999. The following financial statements are Pro-Forma only, and the consolidated statement of operations reflect Tomahawk operations as if the acquisition had occurred on January 1, 1998.

Revenue Recognition Transportation Equipment Sales - Revenues on MRB, Inc. transportation equipment sales is recognized in the period in which the sale is complete and title is transferred. Deposits on transportation equipment, that may be required under certain financing contracts, are shown as deposits on sales and included in accrued expenses.

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

Net Income per share Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period, including the MRB, Inc. shares issued. Diluted net income per share is not presented for the 1998 proforma financial statements since common stock equivalent shares from convertible preferred stock and from stock options and warrants are antidilutive.

Revolving Lines of Credit During 1994, and prior to its acquisition by the Company, Tomahawk entered into a revolving line of credit agreement with a financial institution whereby Tomahawk can borrow up to $7,500,000 to floor plan used transportation equipment inventory. The maximum amount outstanding during 1998 was $7,500,000. In addition, during 1998, Tomahawk entered into a financing agreement with the same institution to floor plan additional used transportation equipment inventory in the approximate amount of $4,500,000. Interest is accrued monthly at the financial institution's prime plus .75 to 1.5 percent, depending on the floor planned inventory amounts. The effective rate of interest at December 31, 1998 was 9.7 percent. The aggregate principal balance outstanding on the revolving line of credit and the financing agreement as of December 31, 1998 was approximately $9,063,000. The Company, in connection with the Tomahawk acquisition, assumed the obligation pursuant to this revolving line of credit and financing agreement. The revolving line of credit and financing agreement are both personally guaranteed by the selling stockholders of Tomahawk.

Notes Payable

Notes payable consists of the following as of December 31, 1998 (in thousands):

December 31,
1998

Unsecured notes payable to individuals due on demand Including interest at 10 percent per annum.	$256

Unsecured notes payable to selling stockholders of Tomahawk,Including interest payable at 10 percent.	200

Notes payable to a bank, payable in various monthly Installments including interest at the prime rate (7.75% at December 31, 1998) plus 2%, secured by automobiles Financed by the Company.	113

Note payable to a financial institution, payable in monthly Installments of $4,135 including interest at a rate of 10 Percent per annum, due February 15, 1999, secured by Automobiles and equipment.	4

Bridge loan payable to a financial institution providing for Maximum borrowings up to $400,000 for working capital Purposes, interest payable monthly at the rate of 10.5 Percent per annum, principal balance due on March 27, 1999.	157

Various notes payable to a financial institution, payable in monthly installments of $2,753 including interest at rates of 9 and 10 percent per annum, due from September 2001 to May 2003, secured by automobiles and equipment.	97
827
Less - current portion	706

$121

Aggregate annual maturities of notes payable as of December 31, 1998 are as follows
(in thousands):

Years ending December 31:

1999	$706
2000	64
2001	34
2002	17
2003	6

$827

CHANCELLOR CORPORATION

Proforma Combining Balance Sheet

As of December 31, 1998

(In thousands)

Assets	Chancellor	MRB	Combined	MRB Consolid. Entry #1	MRB Consolid. Entry #2	Chancellor/MRB Combined

Cash and cash equivalents	612	32	644			644
Accounts receivable	2,880	375	3,255			3,255
Inventory	36	10,721	10,757			10,757
Net investment in direct finance lease	359		359			359
Equipment on operating lease, net	702		702			702
Residual values, net	219		219			219
Property, plant & equipment, net	807	191	998			998
Intangibles	111		111			111
Other investments	1,000		1,000			1,000
Other assets	1,460	149	1,609			1,609
Tomahawk, excess purchase price			- - -	(274)	2,925	2,651

	8,186	11,468	19,654	(274)	2,925	22,305

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable & accrued expenses	3,572	1,304	4,876			4,876
Deferred revenue	1,068		1,068			1,068
Revolving credit line		9,063	9,063			9,063
Notes payable		827	827			827
Non recourse debt	889		889			889
Recourse debt	295		295			295

	5,824	11,194	17,018			17,,018

Stockholders' Equity

Preferred stock, Series AA	50		50			50
Common stock	385	80	465	(80)	45	430
APIC	29,943		29,943		2,880	32,823
	(28,016)	194	(27,822)	(194)		(28,016)

	2,362	274	2,636	(274)	2,925	5,287

	8,186	11,468	19,654	(274)	2,925	22,305

CHANCELLOR CORPORATION
Proforma Combining Statement of Operations
For the Twelve Months Ended December 31, 1998
(In Thousands)

Revenue	Chancellor	MRB	Chancellor/MRB Combined

Transportation equipment sales	$6,165	$39,074	$45,239
Rental income	942		942
Lease underwriting income	74		74
Direct finance lease income	110		110
Interest income	195		195
Gains from portfolio remarketing	1,374		1,374
Fees from remarketing income	1,407		1,407
Other	441	5	446

	$10,708	$39,079	$49,787

Cost of Sales:
Cost of transportation equipment sales	$5,647	$32,753	$38,400
Selling, general & administrative	3,949	5,491	9,440
Interest	111	450	561
Depreciation & amortization	477	40	517

	$10,184	$38,734	$48,918

Income before taxes	$524	$345	$869

Basic net income per share			$0.02

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 16, 2000	By: /s/ Brian M. Adley
Brian M. Adley
Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 16, 2000	By: /s/ Brian M. Adley
Brian M. Adley
Chairman of the Board and Director
(Principle Executive Officer

Dated: June 16, 2000	By: /s/ Franklyn E. Churchill
Franklyn E. Churchill
President

Dated: June 16, 2000	By: /s/ Rudolph Peselman
Rudolph Peselman
Director

Dated: June 16, 2000	By: /s/ Jonathan C. Ezrin
Jonathan C. Ezrin
Corporate Treasurer
(Principle Accounting Officer)