Form 10QSB/A
period 1999-03-31
CHANCELLOR CORP
filed 2000-08-09
CIK 724051

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

                     CHANCELLOR CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
                                                                           Page
--------------------------------------------------------------------------------
Part I.          Financial Information
--------------------------------------------------------------------------------
      Item 1     Financial Statements
--------------------------------------------------------------------------------
                 Condensed Consolidated Balance Sheets as of
                    March 31, 1999 and December 31, 1998                    2
--------------------------------------------------------------------------------
                 Condensed Consolidated Statements of Operations
                   for the Three Months Ended March 31, 1999
                   and 1998                                                 3
--------------------------------------------------------------------------------
                 Condensed Consolidated Statements of Cash Flows for
                   the Three Months Ended March 31, 1999 and 1998           4
--------------------------------------------------------------------------------
                 Notes to Condensed Consolidated Financial Statements       5
--------------------------------------------------------------------------------
      Item 2     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8
--------------------------------------------------------------------------------
Part II          Other Information                                         13
--------------------------------------------------------------------------------
      Item 1     Legal Proceedings
--------------------------------------------------------------------------------
      Item 2     Changes in Securities
--------------------------------------------------------------------------------
      Item 3     Defaults Upon Senior Securities
--------------------------------------------------------------------------------
      Item 4     Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------
      Item 5     Other Information
--------------------------------------------------------------------------------
      Item 6     Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------
      Item 7     Exhibit 11 - Computation of Earnings per Share
--------------------------------------------------------------------------------
Signatures                                                                 14
--------------------------------------------------------------------------------

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                   March 31,           December 31,
                                                                                      1999                 1998
                                                                                  ------------         ------------
                                                                                  (unaudited)
                                                                                   (restated)           (restated)
ASSETS

  Cash and cash equivalents                                                     $         1,014      $          612
  Receivables, net                                                                        4,053               2,880
  Inventory                                                                              10,201                  36
  Net investment in direct finance leases                                                   306                 359
  Equipment on operating lease, net of accumulated depreciation
     of $2,344 and $2,351                                                                 2,154                 702
  Residual values, net                                                                      205                 219
  Furniture and equipment, net of accumulated depreciation
     of $1,380 and $1,221                                                                   917                 807
  Other investments                                                                       1,000               1,000
  Intangibles, net                                                                        2,710                 111
  Other assets, net                                                                       2,078               1,460
                                                                                      ---------            --------
          Total Assets                                                          $        24,638      $        8,186
                                                                                      =========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses                                         $         5,402      $        3,572
  Deferred reimbursable expenses                                                            848               1,068
  Indebtedness:
     Revolving credit line                                                                8,720               - - -
     Notes payable                                                                          740               - - -
     Nonrecourse                                                                            765                 889
     Recourse                                                                             2,926                 295
                                                                                      ---------            --------
          Total Liabilities                                                              19,401               5,824
                                                                                      ---------            --------

Stockholders' equity:
  Preferred Stock, $.01 par value, 20,000,000 shares authorized:

     Convertible Series AA, 5,000,000 shares issued and outstanding                          50                  50
     Convertible Series B, 2,000,000 shares authorized, none
          issued and outstanding                                                          - - -               - - -
  Common stock, $.01 par value; 75,000,000 shares authorized,
          43,344,493 and 38,541,895 shares issued and outstanding                           433                 385
  Additional paid-in capital                                                             32,677              29,943
  Accumulated deficit                                                                   (27,923)            (28,016)
                                                                                      ---------            --------
          Total Stockholders' Equity                                                      5,237               2,362
                                                                                      ---------            --------

          Total Liabilities and Stockholders' Equity                            $        24,638      $        8,186
                                                                                      =========            ========


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Three Months Ended March 31,
                                                                      1999                   1998
                                                                  ------------           ----------
                                                                   (unaudited)           (unaudited)
                                                                   (restated)
Revenues:

  Transportation equipment sales                                  $        8,968    $        - - -
  Rental income                                                              458                96
  Lease underwriting income                                                   10                 9
  Direct finance lease income                                                 15                36
  Interest income                                                             80                18
  Gains from portfolio remarketing                                           251                82
  Fees from remarketing activities                                           237               423
  Other income                                                                71                18
                                                                    ------------      ------------
Total Revenue                                                             10,090               682
                                                                    ------------      ------------

Costs and expenses:

  Cost of transportation equipment sales                                   7,089             - - -
  Selling, general and administrative                                      2,507               530
  Interest expense                                                            66                21
  Depreciation and amortization                                              313               104
                                                                    ------------      ------------
Total Costs and Expenses                                                   9,975               655
                                                                    ------------      ------------

Earnings before taxes on income                                              115                27

Provision for income taxes                                                    22             - - -
                                                                    ------------      ------------

Net income                                                        $           93    $           27
                                                                    ============      ============

Basic net income per share                                        $         0.00    $         0.00
                                                                    ============      ============

Diluted net income per share                                      $         0.00    $         0.00
                                                                    ============      ============

Shares used in computing basic net income per share                   43,240,194        25,403,127
                                                                    ============      ============

Shares used in computing diluted net income per share                 55,546,453        25,403,127
                                                                    ============      ============



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                               1999                   1998
                                                                            ----------             ----------
                                                                           (unaudited)             (unaudited)
                                                                            (restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                            $           93         $          27
                                                                            ----------            ----------
  Adjustments to reconcile net income to net cash used by
         operating activities:
     Depreciation and amortization                                                 313                   104
     Residual value estimate realizations and reductions,
         net of additions                                                           14                    17
     Changes in assets and liabilities:
           (Increase) decrease in receivables                                     (601)                  370
           (Increase) in inventory                                                (282)                - - -
           Increase (decrease) in accounts payable and accrued
               expenses                                                            784                  (265)
           Decrease in deferred reimbursable expenses                             (220)                - - -
                                                                            ----------            ----------
           Total adjustments                                                         8                   226
                                                                            ----------            ----------
           Net cash provided by operating activities                               101                   253
                                                                            ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net investments in direct finance leases                                          53                   (97)
  Equipment on operating lease                                                  (1,472)                 (442)
  Net change in cash restricted                                                 - - -                  2,207
  Additions to furniture and equipment, net                                       (162)                  (40)
  Increase in intangibles                                                           (4)                - - -
  Net change in other assets                                                      (618)               (1,614)
                                                                            ----------            ----------
           Net cash (used) provided by investing activities                     (2,203)                   14
                                                                            ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under revolving line of credit                                    186                 - - -
  Increase in notes payable                                                         27                 - - -
  Borrowings-recourse                                                            3,000                 - - -
  Repayments of indebtedness-non recourse                                         (117)                  (88)
  Repayments of indebtedness-recourse                                             (369)                  (32)
  Cost of issuance of common stock, related to acquisition                        (223)                - - -
                                                                            ----------            ----------
           Net cash provided (used) by financing activities                      2,504                  (120)
                                                                            ----------            ----------

Net increase in cash and cash equivalents                                          402                   147
Cash and cash equivalents at beginning of period                                   612                    97
                                                                            ----------            ----------
Cash and cash equivalents at end of period                              $        1,014         $         244
                                                                            ==========            ==========
Cash paid for interest                                                  $           64         $          21
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

     Restatement of Financial Statements:
     -----------------------------------

         In accordance with guidelines of the Securities and Exchange Commission, the Company has restated its 1999 financial statements to reflect the acquisition of MRB, Inc. and related companies "Tomahawk" on January 29, 1999 and related revisions to the purchase price and amortization periods of intangibles and to properly record expenses and accrued liabilities related to the issuance of stock purchase warrants by the Company's majority shareholder and certain other deferred costs or expenses paid by VCC or VMI on behalf of the Company during 1998.

     The effects on the 10-QSB/A's for March 31, 1999 are as follows (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                      As         Related to                 Related to       Related to
                              originally           Tomahawk   Related to       VCC/VMI              VCC
                                reported    deconsolidation     goodwill          fees         warrants      As Restated
---------------------------------------------------------------------------------------------------------------------------
Total assets                     $32,634          $(1,781)          $184        $(6,399)        $  - - -         $24,638
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                 25,434             (183)         - - -         (5,850)           - - -          19,401
---------------------------------------------------------------------------------------------------------------------------
Total shareholders equity          7,200           (1,488)           155           (642)              12           5,237
---------------------------------------------------------------------------------------------------------------------------
Total revenues                    13,390           (3,300)         - - -          - - -            - - -          10,090
---------------------------------------------------------------------------------------------------------------------------
Total expenses                    13,263           (3,212)           (29)           (36)              11           9,997
---------------------------------------------------------------------------------------------------------------------------

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

         The acquisition of MRB, Inc. was accounted for under the purchase method of accounting. As originally reported in the 10-K for 1998, the purchase price paid by CAM consisted of 4,500,000 shares of Common Stock of Chancellor valued at $.96 cents per share. The excess purchase price of $2,600,000 as of January, 1999 consisted of said shares valued at $.65 cents per share, less change in net worth, which has been allocated between a covenant not to compete, customer database files, and goodwill which will be amortized beginning in February, 1999 over a period of five to twenty years.

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

                       QUARTER ENDED MARCH 31,                               1999                 1998
                                                                             ----                 ----
          (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
     Net revenue                                                             $ 13,390             $ 9,047
     Net income before taxes                                                      119                 103
     Net income after taxes                                                       113                  73
     Net income (loss) per common share                                           .00                 .00

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

5.     OPERATING SEGMENTS

          The Company operates in two primary business segments: 1) Sales of transportation equipment and 2) Leasing activity.

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

          Segment information is as follows:

                                                                                     PERIODS ENDED MARCH 31,
                                                                                     1999              1998
                                                                                  (restated)
                                                                                ----------------  ----------------
                                                                                          (in thousands)
SALES OF TRANSPORTATION EQUIPMENT:

Revenues                                                                        $       8,968      $       - - -
Cost and expenses:
   Cost of transportation equipment                                                     7,089              - - -
   Selling, general and administrative                                                  1,474              - - -
   Interest expense                                                                        33              - - -
   Depreciation and amortization                                                           11              - - -
                                                                                  -----------         ----------
                                                                                        8,607              - - -
                                                                                  -----------         ----------

Income from sales of transportation equipment                                   $         361      $       - - -
                                                                                  ===========         ==========

   Identifiable assets                                                          $      14,688      $       - - -
                                                                                  ===========         ==========

LEASING ACTIVITY

Revenues:
   Leasing activity                                                             $         971      $         646
   Interest income                                                                         80                 18
   Other income                                                                            71                 18
                                                                                  -----------         ----------
                                                                                        1,122                682
                                                                                  -----------         ----------

Costs and expenses:
   Selling, general and administrative                                                  1,033                530
   Interest expense                                                                        33                 21
   Depreciation and amortization                                                          302                104
                                                                                  -----------         ----------
                                                                                        1,368                655
                                                                                  -----------         ----------

Income (loss) from leasing activity                                             $       (246)      $          27
                                                                                  -----------         ----------


Identifiable assets                                                             $       8,467      $       5,736
                                                                                  ===========         ==========

Total assets for reportable segments:                                           $      23,155      $       5,736
   Corporate investments, intangibles and other assets                                  1,483              1,000
                                                                                  -----------         ----------
                                                                                $      24,638      $       6,736
                                                                                  ===========         ==========


6.     SUPPLEMENTAL CASH FLOW INFORMATION

         Effective January 29, 1999, the Company, through its wholly owned subsidiary, CAM, purchased Tomahawk in exchange for common stock (see note
     3).

                                                                                      In thousands

                  Fair Value of assets acquired                                  $          10,679
                  Fair Value of liabilities assumed                                        (10,372)
                                                                                       -----------
                                                                                               307

                  Fair Value of common stock issued                                          2,925
                                                                                       -----------
                  Excess purchase price over fair value of assets acquired
                                                                                 $           2,618
                                                                                       ===========

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

                           PART II. OTHER INFORMATION

Item 1.             Legal Proceedings

The Company is involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition of operations of the Company.

Item 2.             Changes in Securities
                    None

Item 3              Defaults Under Senior Securities
                    None

Item 4.             Submission of Matters to a Vote of Security Holders
                    None

Item 5              Other Information

Form 10-KSB for 1998 was amended June, 2000, primarily for the effects caused by the change in acquisition date of the Tomahawk subsidiary which was originally reported as of August, 1998. This transaction has been recorded as of January, 1999, the date of final closing in the revised 10-KSB-A and this 10-QSB-A. See 10-KSB-A for more information.

Item 6.             Exhibits and Reports on Form 8-K

    (a)             Exhibits:

       10.1 Loan and Security Agreement No.7622, dated March 31, 1999, by and between Pheonixcor, Inc., Chancellor Corporation and Chancellor Fleet Corporation. Filed with original
                    10-QSB, May 1999

       10.2 Pledge and Security Agreement, dated March 31, 1999, by and between Phoenixcor, Inc, Chancellor Corporation and Chancellor Fleet Corporation. Filed with original 10-QSB, May 1999.

       10.3 Promissory Note to Loan and Security Agreement No7622, dated March 31, 1999, in the original principal amount of $2,500,000 from Chancellor Corporation to Phoenixcor, Inc. Filed with original 10-QSB, May 1999.

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

                                    CHANCELLOR CORPORATION


                                    /s/ Brian M. Adley
                                    ----------------------------------------
                                    Brian M. Adley
                                    Chairman of the Board and Director
                                    (Principle Executive Officer)


                                    /s/ Franklyn E. Churchill
                                    ----------------------------------------
                                    Franklyn E. Churchill
                                    President, Chief Operating Officer and
                                    Director


                                    /s/ Barry W. Simpson
                                    ----------------------------------------
                                    Barry W. Simpson
                                    Chief Financial Officer
                                    (Principal Accounting Officer


Date:  July 24, 2000