Form 10QSB/A
period 1999-09-30
CHANCELLOR CORP
filed 2000-08-09
CIK 724051

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

                     CHANCELLOR CORPORATION AND SUBSIDIARIES

                                                                            Page

Part I.         Financial Information

        Item 1  Financial Statements

                Condensed Consolidated Balance Sheets as of September 30,
                 1999 and December 31, 1998                                    2

                Condensed Consolidated Statements of Operations for the
                Three and Nine Months Ended September 30, 1999 and 1998        3

                Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1999 and 1998                  4

                Notes to Condensed Consolidated Financial Statements           5

        Item 2  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            9

Part II         Other Information                                             15

        Item 1  Legal Proceedings

        Item 2  Changes in Securities

        Item 3  Defaults Upon Senior Securities

        Item 4  Submission of Matters to a Vote of Security Holders

        Item 5  Other Information

        Item 6  Exhibits and Reports on Form 8-K

        Item 7  Exhibit 11 - Computation of Earnings per Share

Signatures                                                                    16

                                         CHANCELLOR CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      (IN THOUSANDS)

                                                                                 September 30,         December 31,
                                                                                      1999                 1998
                                                                                --------------        -------------
                                                                                  (unaudited)
                                                                                   (restated)           (restated)
     ASSETS
  Cash and cash equivalents                                                     $         1,657      $          612
  Receivables, net                                                                        4,375               2,880
  Inventory                                                                              10,630                  36
  Net investment in direct finance leases                                                   426                 359
  Equipment on operating lease, net of accumulated depreciation
     of $2,034 and $2,351                                                                 5,280                 702
  Residual values, net                                                                      180                 219
  Furniture and equipment, net of accumulated depreciation
     of $1,463 and $1,290                                                                 1,011                 807
  Long term investments                                                                   1,009               1,000
  Intangibles, net                                                                        2,651                 111
  Other assets, net                                                                       3,934               1,460
                                                                                      ---------           ---------
          Total Assets                                                          $        31,153      $        8,186
                                                                                      =========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses                                         $         5,261      $        3,572
  Deferred reimbursable expenses                                                          4,711               1,068
  Indebtedness:
     Revolving credit line                                                                8,648              - - -
     Notes payable                                                                          761              - - -
     Nonrecourse                                                                            219                 889
     Recourse                                                                             5,104                 295
                                                                                      ---------           ---------
          Total Liabilities                                                              24,704               5,824
                                                                                      ---------           ---------

Stockholders' equity:
  Preferred Stock, $.01 par value, 20,000,000 shares authorized:
     Convertible Series AA, none and 5,000,000 shares issued and
           outstanding                                                                    - - -                  50
     Convertible Series B, 2,000,000 shares authorized, none
          issued and outstanding                                                          - - -               - - -
  Common stock, $.01 par value; 75,000,000 shares authorized,
          58,316,877 and 38,541,895 shares issued and outstanding                           583                 385
  Additional paid-in capital                                                             33,324              29,943
  Accumulated deficit                                                                   (27,458)            (28,016)
                                                                                      ---------           ---------
          Total Stockholders' Equity                                                      6,449               2,362
                                                                                      ---------           ---------

          Total Liabilities and Stockholders' Equity                            $        31,153      $        8,186
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

                                         CHANCELLOR CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, Except Per Share Data)

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,

                                                                  1999           1998           1999           1998
                                                                  ----           ----           ----           ----
                                                           (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                                            (restated)     (restated)     (restated)     (restated)
       Revenues:
       Transportation Equipment Sales                  $        16,152  $       5,090  $      39,342  $       6,062
       Rental income                                               465            286          1,239            698
       Lease underwriting income                                - - -              18             27             52
       Direct finance lease income                                  17             22             60             89
       Interest income                                              36              5            200             27
       Gains from portfolio remarketing                            286             47            860            355
       Fees from remarketing activities                            767            303          1,627            857
       Other income                                                  1              2             82             46
                                                          ------------     ----------     ----------     ----------
                                                       $        17,724  $        5,773 $      43,437  $       8,186
                                                           -----------     -----------    ----------     ----------

Costs and expenses:
       Cost of transportation equipment sales                   12,837          4,915         31,426          5,583
       Selling, general and administrative                       3,920            571          9,716          1,990
       Interest expense                                            234             43            476             74
       Depreciation and amortization                               390            103          1,098            338
                                                           -----------     ----------     ----------      ---------
                                                                17,381          5,632         42,716          7,985
                                                           -----------     ----------     ----------     ----------

       Earnings before taxes                                       343            141            721            201

       Provision for income taxes                                   77         - - -             163         - - -
                                                                    --        -------            ---        ------

       Net Income                                      $           266  $          141 $         558  $         201
                                                           ===========     ===========    ==========     ==========

       Basic net income per share                      $          0.00  $         0.00 $        0.01  $         0.01
                                                           ===========     ===========    ==========     ===========

       Diluted net income per share                    $          0.00  $         0.00 $         0.01 $         0.00
                                                           ===========     ===========    ===========    ===========

       Shares used in computing basic net income
       per share                                          53,530,730       38,472,679     48,381,553     35,883,172
       Shares used in computing diluted net income
       per share                                          59,943,551       53,232,679     57,180,393     47,963,172

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                                         CHANCELLOR CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN THOUSANDS)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                               1999                   1998
                                                                            ----------             -------
                                                                           (unaudited)             (unaudited)
                                                                            (restated)             (restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $      558            $      201
                                                                            ----------            ----------
  Adjustments to reconcile net income to net cash used by
         operating activities:
     Depreciation and amortization                                               1,098                   338
     Residual value estimate realizations and reductions,
         net of additions                                                           39                   167
     Changes in assets and liabilities:
           (Increase) in receivables                                            (2,517)                  (79)
           (Increase) in inventory                                                (711)                 (333)
           Increase (decrease) in accounts payable and accrued
               expenses                                                            564                (2,035)
           Increase in deferred reimbursable expenses                            3,643                 - - -
                                                                            ----------             ---------
                                                                                 2,116                (1,942)
                                                                            ----------             ---------
           Net cash provided by (used for) operating activities                  2,674                (1,741)
                                                                            ----------             ---------


  CASH FLOWS FROM INVESTING ACTIVITIES:

  Net investments in direct finance leases                                         (67)                   67
  Equipment on operating lease                                                  (4,777)                  (405)
  Net change in cash restricted                                                  - - -                  2,419
  Additions to furniture and equipment, net                                       (294)                  (159)
  Increase in intangibles                                                         (275)                (1,185)
  Net change in other assets                                                      (817)                (1,488)
                                                                             ---------             ---------
           Net cash (used for) by investing activities                          (6,230)                  (751)
                                                                             ---------             ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under revolving line of credit                                    114                - - -
  Increase in notes payable - net                                                   48                - - -
  Borrowings - nonrecourse debt                                                 - - -                    175
  Borrowings - recourse debt                                                     7,422                   917
  Repayments of indebtedness - nonrecourse                                        (670)                 (199)
  Repayment of indebtedness - recourse                                          (2,613)                  (24)
  Issuance of common stock, net                                                    300                 1,934
                                                                            ----------            ----------
           Net cash provided by financing activities                             4,601                 2,803
                                                                            ----------            ----------

Net increase in cash and cash equivalents                                        1,045                   311
Cash and cash equivalents at beginning of period                                   612                    97
                                                                            ----------            ----------
Cash and cash equivalents at end of period                                  $    1,657            $      408
                                                                            ==========            ==========

Cash paid for interest                                                      $      760            $      265
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

     RESTATEMENT OF FINANCIAL STATEMENTS:

         In accordance with guidelines of the Securities and Exchange Commission, the Company has restated its 1998 and 1999 financial statements to reflect the acquisition of MRB, Inc. and related companies "Tomahawk" on January 29, 1999 and related revisions to the purchase price and amortization periods of intangibles and to properly record expenses and accrued liabilities related to the issuance of stock purchase warrants by the Company's majority shareholder and certain other deferred costs or expenses paid by VCC or VMI on behalf of the Company during 1998 and 1999.

     The effects on the 10-QSB/A's for September 30, 1999 are as follows (in thousands):

                                             Related
                                 As            to
                             originally     Tomahawk                Related to    Related to
                              reported      deconsol    Related to   VCC/VMI         VCC        Related to       As
                                            -idation    goodwill      fees         warrants     Intangibles   Restated
Total assets                   $44,287      $(1,681)       $309     $(6,921)      $  - - -      $(4,841)      $31,153
Total liabilities               29,670         (183)        210      (6,328)         - - -        1,335        24,704
Total shareholders equity       14,617       (1,488)        155      (1,243)            33       (5,625)        6,449
Total revenues                  17,856        - - -       - - -         (14)         - - -         (118)       17,724
Total expenses                  17,338        - - -          47        (191)            11          253        17,458

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

     The acquisition of MRB, Inc. was accounted for under the purchase method of accounting. As previously reported in the 1998 10-K, the purchase price paid by CAM consisted of 4,500,000 shares of Common Stock of Chancellor valued at $.96 cents per share. The excess purchase price of $2,600,000 as of January, 1999 consisted of said shares valued at $.65 cents per share, less change in net worth, which has been allocated between a covenant not to compete, customer database files, and goodwill which will be amortized beginning in February, 1999 over a period of five to twenty years.

      Results of operations of Tomahawk after the acquisition date, is included in the September 30, 1999 condensed consolidated statements of operations. The following proforma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. The proforma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                      Nine Months September 30,                       1999
                                                                      ----
          (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
      Net revenue                                                  $  46,737
      Net income before taxes                                            725
      Net income after taxes                                             578
      Net income (loss) per common share                           $     .01

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

                                                           Three Months Ended           Nine Months Ended September
                                                              September 30,                         30,
                                                          1999              1998           1999           1998
                                                          ----              ----           ----           ----
                                                                (unaudited)                     (unaudited)
                                                        (restated)      (restated)        (restated)     (restated)
SALES OF TRANSPORTATION EQUIPMENT:
Revenues                                               $     16,502    $      5,090     $       39,692   $       6,062
Costs and expenses:
Cost of transportation equipment                             12,837           4,915             31,426           5,583
Selling, general and administrative                           2,638             116              6,400             292
Interest expense                                                197               2                333               7
Depreciation and amortization                                   162              10                352              39
                                                       -------------   -------------     -------------   -------------
Total costs and expenses                                     15,834           5,043             38,511           5,921
                                                       -------------   -------------     -------------   -------------

Income from sales of transportation equipment          $        668    $         47      $       1,181             131
                                                       =============   =============     =============  ==============

Identifiable Assets                                    $     13,960    $        535      $      13,960  $          535
                                                       =============   =============     =============  ==============

LEASING ACTIVITY

Revenues:
   Leasing activity                                    $      1,185    $        676      $      3,462   $       2,051
   Interest income                                               36               5               200              37
   Other income                                                   1               2                83              46
                                                       -------------   -------------     -------------   -------------
Total Leasing Revenues                                        1,222             683             3,745           2,134
                                                       -------------   -------------     -------------   -------------

   Costs and expenses:
     Selling, general and administrative                      1,282             455             3,316           1,698
     Interest expense                                            37              41               143              67
     Depreciation and amortization                              228              93               746             299
                                                       -------------   -------------     -------------   -------------
Total Costs and Expenses                                      1,547             589             4,205           2,064
                                                       -------------   -------------     -------------   -------------

Income (loss) from leasing activity                    $      (325)    $         94      $       (460)  $           70
                                                       =============   =============     =============  ==============
Identifiable assets                                    $     14,450    $      7,540      $     14,450   $        7,540
                                                       =============   =============     =============  ==============

6.   COMMON STOCK ISSUED

          During the quarter ended September 30, 1999, the Company's major shareholder was issued five (5) million shares of additional common stock as a result of conversion of Series AA preferred stock.

7.   SUPPLEMENTAL CASH FLOW INFORMATION

           Effective January 29, 1999, the Company, through its wholly owned subsidiary, CAM, purchased a company known as Tomahawk. (see note 3)

                                                               In thousands
              Fair Value of assets acquired                   $     10,679
              Fair Value of liabilities assumed                   ( 10,372)
                                                               -----------
                                                                       307

              Fair Value of common stock issued                      2,925
                                                               -----------

              Excess purchase price over fair value
               of assets acquired
                                                               $     2,618
                                                               ===========

8.     SUBSEQUENT ACQUISITION OF STOCK AND DISTRIBUTION RIGHTS

          In October 1999, the Company, through an affiliate, closed on the acquisition of a 15.1% equity interest in Afinta Motor Corporation (Pty) Ltd. ("AMC"). AMC is a South African manufacturer/assembler of trucks, buses, automobiles, sport utility vehicles, and other products. This transaction and the related transaction surrounding certain distribution rights were acquired via a combination of the conversion of a note receivable (including accrued interest) from cash previously advanced, and the issuance of 250,000 shares of a newly created class of Series B Convertible Preferred Stock (the "Series B Preferred Stock").

          In October 1999,the Company, through affiliates, finalized several agreements that were made effective retroactive to June 30, 1999, with Afinta Motor Corporation (Pty) ltd. ("AMC"). One such affiliate acquired the exclusive worldwide distribution rights for product manufactured/assembled by AMC, excluding Africa, and Great Britain. AMC is a manufacturer/assembler of trucks, buses and other products. These distribution rights to the AMC product range include, but are not limited to trucks, tractor-trailers, buses, automobiles, sport utility vehicles, motorcycles and other products supplied by AMC. The Company issued 100,000 shares of Series B Preferred Stock in the transaction.

          The Company has these distribution rights for the next 99 years. The Company will amortize these rights over a 15-year period beginning October 1999. It is the Company's desire to utilize these rights to earn additional revenue via commissions and the potential sale and/or lease of AMC products within the defined territory.

          The Series B Preferred Stock has a $20.00 per share liquidation preference and converts into common stock at a 1 for 10 basis, which will increase the shares used in computing diluted net income per share in future periods. Also, in conjunction with these investments, NAOF, a $120 million OPIC backed investment fund, of which the Company has a 2.5% investment also, extended its investment/commitment in AMC to $10,000,000. In addition to the Company, several of the other investors are Sun America, Inc., Citicorp, Northwestern Mutual Life and others.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          The results of operations in the previously reported 10-QSB, filed in November 1999, included the effects of Tomahawk for the full nine months ended September 30, 1999 and the restated statements of operations and cash flows for the three months ended September 30, 1998 which included the Tomahawk acquisition as of August 1998. Because of the change in the acquisition date from August, 1998 to January 1999, this amended 10-QSB-A includes consolidated results of operations of Tomahawk for the eight months ended September 30, 1999 and the results of operations for the nine months ended September 30, 1998 as originally reported in November, 1998.

          THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 VS. SEPTEMBER 30, 1998

          REVENUES. Total revenues for the three-month period ended September 30, 1999 were $17,724,000 as compared to $5,773,000 for the corresponding prior period, an increase of $11,951,000 or 207.0%. For the three-month period ended September 30, 1999, transportation equipment sales were $16,152,000 as compared to $5,090,000 for the corresponding prior period, an increase of $11,062,000 or 217.3%. This significant revenue stream from transportation equipment sales is primarily attributable to sales of used transportation equipment through the operating activities of the Company's wholly owned subsidiary, Chancellor Asset Management Inc. ("CAM"). The increase in revenues provided by CAM is primarily a result of the Tomahawk purchase, which has retail outlets located in key southeastern and mid-western cities and has inventory for both retail and wholesale sales. Through CAM, the Company seeks to continue to expand its retail centers geographically. The Company also seeks to utilize the competitive advantage provided by its access to retail pricing for residual values of its leased equipment to increase competitiveness within the company lease origination business unit. For the three-month period ended September 30, 1999, rental income increased by $179,000 or 62.6% to $465,000 as compared to $286,000 for the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several leases from portfolios administered by the Company for trusts. For the three month period ended September 30, 1999, lease underwriting income decreased by $18,000 or 100% to $0 as compared to $18,000 for the corresponding prior period and direct finance lease income decreased by $5,000 or 22.7% to $17,000 as compared to $22,000 for the corresponding prior period. For the three-month period ended September 30, 1999, interest income increased by $31,000 or 620.0% to $36,000 as compared to $5,000 for the corresponding prior period. The increase is primarily attributable to interest earned in connection with the Company's investment of approximately $1,475,000 in a South African based manufacturer and lessor of transportation equipment. This note was exchanged for stock in the manufacturing company in October 1999. For the three-month period ended September 30, 1999, gains from portfolio remarketing increased by $239,000 or 508.5% to $286,000 as compared to $47,000 for the corresponding prior period. The increase in gains from portfolio remarketing is attributable to the increase in portfolio assets acquired in connection with the purchase of several leases from portfolios administered on behalf of trusts by the Company, which were made available for sale upon termination of certain leases. For the three-month period ended September 30, 1999, fees from remarketing activities increased by $464,000 or 153.1% to $767,000 as compared to $303,000 for the corresponding prior period. This increase is attributable, in part, to the Company's efforts to promote its remarketing services on a third party basis. For the three-month period ended September 30, 1999, other income decreased by $1,000 or 50% to $1,000.

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

          LIQUIDITY AND CAPITAL RESOURCES

          The Company recognized a net increase in cash and cash equivalents for the nine-month period ended September 30, 1999 of $1,045,000 totaling $1,657,000. Operating activities provided cash of $2,674,000 during the nine-month period ended September 30, 1999 and is primarily a result of increased sales of used transportation equipment inventory, normal increases in accounts payable associated with inventory and operating purchases, an increase in deferred revenue associated with the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several equipment lease portfolios, and offset by increases in accounts receivable and inventory. Investing activities used cash of $6,230,000 during the nine-month period ended September 30, 1999 and is primarily a result of the acquisitions of portfolios of operating leases valued at approximately $4,773,000. Financing activities provided cash of $4,601,000 during the nine-month period ended September 30, 1999 and is primarily the result of recourse debt loans from financing institutions in the amount of $5,376,000 and loans from Vestex Capital Corporation. The Company's majority shareholder exercised a Stock Purchase Warrant for an aggregate of Ten Million (10,000,000) shares of the Common Stock, $.01 par value, of the Company at the exercise price of $.20 per share in exchange for payment of recourse debt during the quarter ended June 30, 1999. During the quarter ended September 30, 1999, the Company's major shareholder was issued five (5) million shares of additional common stock as a result of conversion of Series AA preferred stock. Cash and cash equivalents were $1,657,000 at September 30, 1999 as compared to $612,000 at December 31, 1998, an increase of $1,045,000 or 170.8%.

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

Item 2.             Changes in Securities
                    None

Item 3              Defaults Under Senior Securities
                    None

Item 4.             Submission of Matters to a Vote of Security Holders
                    None

Item 5              Other Information

Form 10-KSB for 1998 was amended June, 2000, primarily for the effects caused by the change in acquisition date of the Tomahawk subsidiary which was originally reported as of August, 1998. This transaction has been recorded as of January 1999, the date of final closing in the revised 10-KSB-A and this 10-QSB-A. See 10-KSB-A for more information. Additionally, the original 10-QSB included the acquisition of a minority interest in a South African company as of September 30, 1999 in exchange for forgiveness of debt and issuance of preferred stock. This transaction has been revised and recorded as of the closing date in October 1999.

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

         11         Computation of Earnings per Share

         27         Financial Data Schedule for period ended September 30, 1999.

    (b)             Reports on Form 8-K:

         1.         Current Report on Form 8-K, dated February 10, 1999
         2.         Current Report on Form 8-K, dated March 4, 1999
         3.         Current Report on Form 8-K/A, dated March 22, 1999
         4.         Current Report on Form 8-K/A, dated April 13, 1999
         5.         Current Report on Form 8-K/A, dated July 9, 1999

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

                                        CHANCELLOR CORPORATION


                                        /s/ Brian M. Adley
                                        ----------------------------------------
                                        Brian M. Adley
                                        Chairman of the Board and Director
                                        (Principle Executive Officer)


                                        /s/ Franklyn E. Churchill
                                        ----------------------------------------
                                        Franklyn E. Churchill
                                        President, Chief Operating Officer and
                                        Director

                                        /s/ Barry W. Simpson
                                        ----------------------------------------
                                        Barry W. Simpson
                                        Chief Financial Officer
                                        (Principal Accounting Officer)


Date:  July 26, 2000