Form 10QSB/A
period 2000-06-30
CHANCELLOR CORP
filed 2000-08-09
CIK 724051

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

For the transition period from ________to________

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

                               CHANCELLOR CORPORATION AND SUBSIDIARIES

                                                                           Page

Part I     Financial Information

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 1999 and
           December 31, 1998                                                 2

           Condensed Consolidated Statements of Operations for the Three
           and Six Months Ended June 30, 1999 and 1998                       3

           Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 1999 and 1998                               4

           Notes to Condensed Consolidated Financial Statements              5

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8

Part II    Other Information

Item 1     Legal Proceedings                                                14

Item 2     Changes in Securities

Item 3     Defaults Upon Senior Securities

Item 4     Submission of Matters to a Vote of Security Holders

Item 5     Other Information

Item 6     Exhibits and Reports on Form 8-K

Item 7     Exhibit 11 - Computation of Earnings per Share

Signatures                                                                  16


                  CHANCELLOR CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                               (IN THOUSANDS)

                                                                                    June 30,           December 31,
                                                                                      1999                 1998
                                                                                  ------------         ------------
                                                                                  (unaudited)
                                                                                   (restated)           (restated)
     ASSETS

  Cash and cash equivalents                                                     $           444      $          612
  Receivables, net                                                                        5,708               2,880
  Inventory                                                                              10,589                  36
  Net investment in direct finance leases                                                   434                 359
  Equipment on operating lease, net of accumulated depreciation
     of $2,292 and $2,351                                                                 2,560                 702
  Residual values, net                                                                      214                 219
  Furniture and equipment, net of accumulated depreciation
     of $1,463 and $1,290                                                                 1,096                 807
  Long term investments                                                                   1,000               1,000
  Intangibles, net                                                                        2,693                 111
  Other assets, net                                                                       1,942               1,460
                                                                                      ---------           ---------
          Total Assets                                                          $        26,680      $        8,186
                                                                                      =========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses                                         $         4,994      $        3,572
  Deferred reimbursable expenses                                                          4,122               1,068
  Indebtedness:
     Revolving credit line                                                                8,270              - - -
     Notes payable                                                                          492              - - -
     Nonrecourse                                                                            547                 889
     Recourse                                                                             2,082                 295
                                                                                      ---------           ---------
          Total Liabilities                                                              20,507               5,824
                                                                                      ---------           ---------

Stockholders' equity:
  Preferred Stock, $.01 par value, 20,000,000 shares authorized:
     Convertible Series AA, 5,000,000 shares issued and outstanding                          50                  50
     Convertible Series B, 2,000,000 shares authorized, none
          issued and outstanding                                                         - - -               - - -
  Common stock, $.01 par value; 75,000,000 shares authorized,
          53,358,786 and 38,541,895 shares issued and outstanding                           533                 385
  Additional paid-in capital                                                             33,313              29,943
  Accumulated deficit                                                                   (27,723)            (28,016)
                                                                                      ---------           ---------
          Total Stockholders' Equity                                                      6,173               2,362
                                                                                      ---------           ---------

          Total Liabilities and Stockholders' Equity                            $        26,680      $        8,186
                                                                                      =========           =========


                The accompanying notes are an integral part of these condensed consolidated financial statements.



                                      CHANCELLOR CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, Except Per Share Data)

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  ------------------                   ----------------
                                                                       JUNE 30,                             JUNE 30,
                                                                       -------                              --------
                                                                   1999              1998            1999               1998
                                                                   ----              ----            ----               ----
                                                           (unaudited)        (unaudited)      (unaudited)        (unaudited)
                                                            (restated)                          (restated)
       Revenues

       Transportation Equipment Sales                    $      14,223      $        481      $    23,190        $       972
       Rental income                                               316               290              774                411
       Lease underwriting income                                    17                34               27                 34
       Direct finance lease income                                  28                31               42                 67
       Interest income                                              84                14              164                 32
       Gains from portfolio remarketing                            323               227              574                308
       Fees from remarketing activities                            622               314              860                554
       Other income                                                 11                27               82                 45
                                                          ------------        ----------       ----------         ----------
                                                         $      15,624      $      1,418      $    25,713        $     2,423
                                                           -----------       -----------       ----------         ----------

Costs and expenses:
       Cost of transportation equipment sales                   11,500                362           18,589                669
       Selling, general and administrative                       3,288                883            5,795              1,419
       Interest expense                                            176                 19              242                 40
       Depreciation and amortization                               395                120              708                235
                                                           -----------         ----------       ----------          ---------
                                                                15,359              1,384           25,334              2,363
                                                           -----------         ----------       ----------         ----------

       Earnings before taxes                                       265                 34              379                 60
                                                           -----------         ----------       ----------         ----------

       Provision for income taxes                                   64              - - -               86              - - -
                                                                    --            -------               --             ------

       Net Income                                        $         201      $          34     $        293       $         60
                                                           -----------        -----------       ----------         ----------

       Basic net income per share                        $        0.00      $        0.00     $       0.01       $       0.00
                                                           -----------        -----------       ----------        -----------

       Diluted net income per share                      $        0.00      $        0.00     $       0.01       $       0.00
                                                           -----------        -----------      -----------        -----------

       Shares used in computing basic net income            48,300,550         35,032,242       46,039,725         33,168,387
       per share
       Shares used in computing diluted net income          56,941,127         43,624,835       56,046,197         42,025,530
       per share

------------------------------------------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these condensed consolidated financial statements.


                                      CHANCELLOR CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (IN THOUSANDS)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               1999                   1998
                                                                            ----------             -------
                                                                           (unaudited)             (unaudited)
                                                                            (restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $     293            $       60
                                                                             ---------            ----------
  Adjustments to reconcile net income to net cash used by
         operating activities:
     Depreciation and amortization                                                 708                   120
     Residual value estimate realizations and reductions,
         net of additions                                                            5                    24
     Changes in assets and liabilities:
           (Increase) decrease in receivables                                   (2,256)                  490
           (Increase) in inventory                                                (670)                 (222)
           Increase (decrease) in accounts payable and accrued
               expenses                                                            297                (1,038)
           Increase in deferred reimbursable expenses                            3,054                 - - -
                                                                             ---------              --------
                                                                                 1,138                  (626)
                                                                             ---------             ---------
           Net cash (used) provided by operating activities                      1,431                  (566)
                                                                             ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net investments in direct finance leases                                         (75)                   57
  Equipment on operating lease                                                  (1,980)                 (325)
  Net change in cash restricted                                                  - - -                  2,282
  Additions to furniture and equipment, net                                       (318)                  (85)
  Increase in intangibles                                                          (66)                - - -
  Net change in other assets                                                      (410)               (1,425)
                                                                             ---------             ---------
           Net cash provided (used) by investing activities                     (2,849)                  504
                                                                             ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving line of credit                                   (264)                - - -
  Increase in indebtedness - recourse                                            3,300                   225
  Repayments of indebtedness-non recourse                                         (342)                 (162)
  Repayments of indebtedness-recourse                                           (1,513)                   (8)
  Repayment of note payable                                                       (221)                - - -
  Issuance of common stock, net                                                    290                     5
                                                                             ---------            ----------
           Net cash provided by financing activities                             1,250                    60
                                                                             ---------            ----------

Net (decrease) in cash and cash equivalents                                       (168)                   (2)
Cash and cash equivalents at beginning of period                                   612                    97
                                                                             ---------            ----------
Cash and cash equivalents at end of period                                   $     444            $       95
                                                                             =========            ==========

Cash paid for interest                                                       $     332            $       13
                                                                             =========            ==========

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

     RESTATEMENT OF FINANCIAL STATEMENTS:
     -----------------------------------

         In accordance with guidelines of the Securities and Exchange Commission, the Company has restated its 1999 financial statements to reflect the acquisition of MRB, Inc. and related companies "Tomahawk" on January 29, 1999 and related revisions to the purchase price and amortization periods of intangibles and to properly record expenses and accrued liabilities related to the issuance of stock purchase by the Company's majority shareholder and certain other deferred costs or expenses paid by VCC or VMI on behalf of the Company during 1998.

     The effects on the 10-QSB/A's for June 30, 1999 are as follows (in thousands):


                                    As      Related to
                            originally        Tomahawk                   Related to    Related to       Related to            As
                              reported        deconsol-    Related to       VCC/VMI           VCC      Intangibles      Restated
                                              idatiton       goodwill          fees      warrants
Total assets                   $36,052      $(1,781)             $262      $(6,226)       $ - - -         $(1,627)       $26,680
Total liabilities               26,329         (183)              119       (5,758)         - - -           - - -         20,507
Total shareholders equity        9,723       (1,488)              155         (990)            23          (1,250)         6,173
Total revenues                  15,834        - - -             - - -          167          - - -            (377)        15,624
Total expenses                  15,285        - - -                41           86             11           - - -         15,423


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

3.   BUSINESS ACQUISITION

     Chancellor Asset Management Inc. ("CAM"), a wholly owned subsidiary of the Company, entered into a Management Agreement dated August 1, 1998, as amended August 17, 1998, with M.R.B. Inc., a Georgia corporation d/b/a Tomahawk Truck Sales; Tomahawk Truck & Trailer Sales, Inc., a Florida corporation; Tomahawk Truck & Trailer Sales of Virginia, Inc., a Virginia corporation; and Tomahawk Truck & Trailer Sales of Missouri, Inc., a Missouri corporation (collectively "Tomahawk"). The Management Agreement provided CAM with effective control of Tomahawk's operations as of 1998. Subsequently, CAM acquired all of the outstanding capital stock of

     Tomahawk from the two (2) sole shareholders (the "Selling Shareholders") pursuant to a Stock Purchase Agreement (the "Agreement") dated January 29, 1999.

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

     Results of operations of Tomahawk after the acquisition date are included in the June 30, 1999 condensed consolidated statements of operations. The following proforma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. The proforma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                      Six Months Ended June 30,                       1999
                                                                      ----
          (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
     Net revenue                                                  $  29,013
     Net income before taxes                                            383
     Net income after taxes                                             313
     Net income (loss) per common share                           $     .01

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

5.   COMMON STOCK

         During the quarter ended June 30, 1999, the Company's major shareholder was issued ten (10) million shares of additional common stock as a result of the exercise of a stock purchase warrant in exchange of payment of $2,000,000 of recourse debt.

6.   OPERATING SEGMENTS

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


                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                            1999             1998             1999            1998
                                                            ----             ----             ----            ----
                                                        (unaudited)      (unaudited)       (unaudited)    (unaudited)
                                                         (restated)                        (restated)
SALES OF TRANSPORTATION EQUIPMENT:

Revenues                                                  $  14,222       $     481        $   23,190        $    972
   Costs and expenses:
     Cost of transportation equipment                        11,500             362            18,589             669
     Selling, general and administrative                      2,287              74             3,761             176
     Interest expense                                           103               2               136               5
     Depreciation and amortization                              108              10               190              29
                                                         ----------       ---------        ----------        --------
Total Costs and expenses                                     13,998             448            22,676             879
                                                         ----------       ---------        ----------        --------

Income from sales of transportation equipment             $     224       $      33        $      514        $     93
                                                                ---              --               ---              --
Identifiable Assets                                          13,972       $     535        $   13,972        $    535
                                                          ---------       ---------        ----------        ---------

LEASING ACTIVITY

Revenues:
   Leasing activity                                       $   1,307       $     896        $    2,277       $    1374
   Interest income                                               84              14               164              32
   Other income                                                  11              27                82              45
                                                          ---------       ---------        ----------       ---------
Total Leasing Revenues                                        1,402             937             2,523           1,451
                                                          ---------       ---------        ----------       ---------

   Costs and expenses:
     Selling, general and administrative                      1,001             809             2,034           1,243
     Interest expense                                            73              17               106              35
     Depreciation and amortization                              287             110               518             206
                                                          ---------       ---------        ----------       ---------
Total Costs and Expenses                                      1,361             936             2,658           1,484
                                                          ---------       ---------        ----------       ---------

Income (loss) from leasing activity                       $      41       $       1        $     (135)      $     (33)
                                                                 --               -        ----------       ---------

Identifiable assets                                       $  10,015       $   5,637        $   10,015       $   5,637
                                                          =========       =========        ==========       =========


7.   SUPPLEMENTAL CASH FLOW INFORMATION

          Effective January 29, 1999, the Company, through its wholly owned subsidiary, CAM, purchased a company known as Tomahawk. (see note 3)

                                                                    In thousands
            Fair Value of assets acquired                            $ 10,679
            Fair Value of liabilities assumed                         (10,372)
                                                                     --------
                                                                          307

            Fair Value of common stock issued                           2,925
                                                                     --------

            Excess purchase price over fair value of assets
            acquired
                                                                     $  2,618
                                                                     ========

8.   SUBSEQUENT EVENTS

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

        THREE MONTH PERIOD ENDED JUNE 30, 1999 VS. JUNE 30, 1998

        REVENUES. Total revenues for the three-month period ended June 30, 1999 were $15,624,000 as compared to $1,418,000 for the corresponding prior period, an increase of $14,206,000 or 1,001.8%. For the three-month period ended June 30, 1999, transportation equipment sales were $14,223,000 as compared to $481,000 for the corresponding prior period, an increase of $13,742,000 or 2,857.0%. This significant revenue stream from transportation equipment sales is primarily attributable to sales of used transportation equipment through the operating activities of the Company's wholly owned subsidiary, Chancellor Asset Management Inc. ("CAM"). CAM's used transportation equipment retail and wholesale business units accounted for approximately $13,310,000 of used transportation equipment sales. CAM's revenues from the sales of used transportation equipment for the three month period ended June 30, 1999 increased by $13,310,000 as compared to the $.0 for the corresponding period for 1998. The increase in revenues provided by CAM is primarily a result of the Tomahawk purchase, which has retail outlets located throughout the country and has inventory for both retail and wholesale sales. Through CAM, the Company seeks to continue to expand its retail centers geographically. The Company also seeks to utilize the competitive advantage provided by its access to retail pricing for residual values of its leased equipment to increase competitiveness within the Company's lease origination business unit. For the three-month period ended June 30, 1999, rental income increased by $26,000 or 9% to $316,000 as compared to $290,000 for the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several leases from portfolios administered by the Company for trusts. For the three month period ended June 30, 1999, lease underwriting income decreased by $17,000 or 50% to $17,000 as compared to $34,000 for the corresponding prior period and direct finance lease income decreased by $3,000 or 9.7% to $28,000 as compared to $31,000 for the corresponding prior period. The Company is in the final phase of its lease origination rebuilding process, having completed the addition of key senior management and sales personnel, and development of strategic alliances to provide future growth in this area. For the three-month period ended June 30, 1999, interest income increased by $70,000 or 500.0% to $84,000 as compared to $14,000 for the corresponding prior period. The increase is primarily attributable to interest earned in connection with the Company's investment of approximately $1,475,000 in a South Africa based manufacturer and lessor of transportation equipment. For the three-month period ended June 30, 1999, gains from portfolio remarketing increased by $96,000 or 42.3% to $323,000 as compared to $227,000 for the corresponding prior period. The increase in gains from portfolio remarketing is attributable to the increase in portfolio assets acquired in connection with the purchase of several leases from portfolios administered on behalf of trusts by the Company, which were made available for sale upon termination of certain leases. For the three-month period ended June 30, 1999, fees from remarketing activities increased by $308,000 or 98.1% to $622,000 as compared to $314,000 for the corresponding prior period. This increase is attributable, in part, to the Company's efforts to promote its remarketing services on a third party basis. For the three-month period ended June 30, 1999, other income decreased by $16,000 or 59.3% to $11,000 as compared to $27,000 for the corresponding prior period.

        COSTS AND EXPENSES. Total costs and expenses for the three-month period ended June 30, 1999 was $15,359,000 as compared to $1,384,000 for the corresponding prior period, an increase of $13,975,000 or 1,009.8%. The significant increase is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales for the three-month period ended June 30, 1999 was $11,500,000 as compared to $362,000 for the corresponding prior period, an increase of $11,138,000 or 3,076.8%, and resulted in an overall gross margin of 19.2%. Selling, general and administrative expenses for the three-month period ended June 30, 1999 was $3,288,000 as compared to $883,000 for the corresponding prior period, an increase of $2,405,000 or 272.4%. For the three-month period ended June 30, 1999, selling, general and administrative expenses included recovered reimbursable trust administration costs of approximately $30,000. Approximately $1,948,000 of the increase in selling, general and administrative expenses for the three-month period ended June 30, 1999 is a result of normal operating expenses incurred by CAM and CAM's newly acquired retail and wholesale business unit, Tomahawk, whose operations were consolidated with the Company's beginning February, 1999. Before netting out the reimbursable trust administration costs and the effect of the CAM expenses, selling, general and administrative expenses increased to $1,370,000 for the three-month period ended June 30, 1999 as compared to

     $1,298,000 for the corresponding prior period, an increase of $72,000 or 5.5%. The increase in selling, general and administrative expenses reflects the effect of the Company's growth strategy implementation that included, in part, significant costs associated with the addition of senior management, sales and staff personnel.

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

        COSTS AND EXPENSES. Total costs and expenses for the six-month period ended June 30, 1999 was $25,334,000 as compared to $2,363,000 for the corresponding prior period, an increase of $22,971,000 or 972.1%. The significant increase is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales for the six-month period ended June 30, 1999 was $18,589,000 as compared to $669,000 for the corresponding prior period, an increase of $17,920,000 or 2,678.6%, and resulted in an overall gross margin of 19.8%. Selling, general and administrative expenses for the six-month period ended June 30, 1999 was $5,795,000 as compared to $1,419,000 for the corresponding prior period, an increase of $4,376,000 or 308.4%. For the six-month period ended June 30, 1999, selling, general and administrative expenses included recovered reimbursable trust administration costs of approximately $578,000 as compared to $558,000 for the corresponding prior period. Approximately $2,997,000 of the increase in selling, general and administrative expenses for the six-month period ended June 30, 1999 is a result of normal operating expenses incurred by CAM and CAM's newly acquired retail and wholesale business unit, Tomahawk, whose operations were consolidated with the Company's beginning February, 1999. Before netting out the reimbursable trust administration costs and the effect of the CAM expenses, selling, general and administrative expenses increased to $3,376,000 for the six-month period ended June 30, 1999 as compared to $1,977,000 for the corresponding prior period, an increase of $1,399,000 or 70.8%. This increase in selling, general and administrative expenses reflects the effect of the Company's growth strategy implementation that included, in part, significant costs associated with the addition of senior management and staff personnel while continuing to improve the containment of other costs.

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

        Provision for income taxes for the six-month period ended June 30, 1999 was $86,000 as compared to zero for the corresponding prior period, an increase of $86,000. The increase is primarily due to the taxes incurred by Tomahawk during the five months ending June 1999.

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

        LIQUIDITY AND CAPITAL RESOURCES

        The Company recognized a net decrease in cash and cash equivalents for the six-month period ended June 30, 1999 of $168,000. Operating activities provided cash of $1,431,000 during the six-month period ended June 30, 1999 and is primarily a result of increased sales of used transportation equipment inventory, normal increases in accounts payable associated with inventory and operating purchases, an increase in deferred revenue associated with the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several equipment lease portfolios, and offset by increases in accounts receivable and inventory. Investing activities used cash of $2,849,000 during the six-month period ended June 30, 1999 and is primarily a result of the acquisition of portfolios of operating leases valued at approximately $1,977,000. Financing activities provided cash of $1,250,000 during the six-month period ended June 30, 1999 and is primarily the result of a loan from a financing institution in the amount of $2,500,000 offset by normal repayments of recourse and non-recourse debt. Cash and cash equivalents were $444,000 at June 30, 1999 as compared to $612,000 at December 31, 1998, a decrease of $168,000 or 27.5%.

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

At the meeting, the stockholders acted upon the following proposals: (I) to elect three (3) directors to hold office until their successors shall be elected and shall have qualified; (ii) to approve an amendment to the Company's By-laws to make certain changes to improve the efficiency of the operation of the Company by the Board of Directors and to afford the Board greater latitude and flexibility in the management of the Company, (iii) to approve an amendment to the Company's 1997 Stock Option Plan increasing the number of shares reserved under the plan from 4,000,000 to 7,500,000; and (iv) to ratify the selection by the Board of Directors of Metcalf, Rice, Fricke and Davis as the Company's independent public accountants for fiscal 1999. All of the above matters were approved by the stockholders.

Votes "For" represent affirmative votes and do not represent abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy. The voting results were as follows:

Proposal No. 1: Election of Directors:

DIRECTOR NOMINEE                          FOR             %          WITHHELD          %
----------------                          ---             -          --------          -
M. Rea Brookings                          41,400,922      99.99%            4,383       0.01%
Rudolph Peselman                          39,565,922      95.56%        1,839,383       4.44%
Franklyn E. Churchill                     41,400,922      99.99%            4,383       0.01%

Proposal No. 2: Approval of an Amendment to the Company's by-laws

                                          FOR             %          AGAINST           %          ABSTAIN           %
                                          ----            -          -------           -          -------           -
                                          39,486,969      95.37%           83,873       0.20%        1,834,463       4.43%


Proposal No. 3: Approval of an Amendment to the 1997 Stock Option Plan

                                          For             %          Against           %          Abstain           %
                                    ---------------------------------------------------------------------------------------
                                          41,279,163      99.70%          124,616       0.30%            1,526       0.00%


Proposal No. 4: Ratification of Auditors

                                          For             %          Against           %          Abstain           %
                                    ---------------------------------------------------------------------------------------
                                          41,304,100      99.76%           45,862       0.11%           55,343       0.13%

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

         11     Computation of Earnings per Share

         27     Financial Data Schedule for period ended June 30, 1999.

    (b)         Reports on Form 8-K:

                Current Report on Form 8-K, dated February 10, 1999 Current Report on Form 8-K, dated March 4, 1999 Current Report on Form 8-K/A, dated March 22, 1999 Current Report on Form 8-K/A, dated April 13, 1999 Current Report on Form 8-K/A, dated July 9, 1999

                                 SIGNATURES

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

                                         CHANCELLOR CORPORATION


                                         /s/ Brian M. Adley
                                         --------------------------------------
                                         Brian M. Adley
                                         Chairman of the Board and Director
                                         (Principle Executive Officer)


                                         /s/ Franklyn E. Churchill
                                         --------------------------------------
                                         Franklyn E. Churchill
                                         President, Chief Operating Officer and
                                         Director


                                         /s/ Barry W. Simpson
                                         --------------------------------------
                                         Barry Simpson
                                         Chief Financial Officer
                                         (Principal Accounting Officer)


Date:  July 26, 2000