Form 10QSB
period 2000-06-30
CHANCELLOR CORP
filed 2000-08-15
CIK 724051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                                 (617) 368-2700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]    No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of August 2, 2000, 58,807,565 shares of Common Stock, $.01 par value per share and 350,000 shares of Series B Convertible Preferred Stock, $.01 par value per share were outstanding. The Series B shares convert into common on a 1 to 10 basis (3,500,000 in total) and have a liquidation preference of $20.00 per preferred share or $7,000,000 in the aggregate. Aggregate market value of the voting stock held by non-affiliates of the issuer as of August 2, 2000 was approximately $ 9,768,000. Aggregate market value of the total voting stock of the issuer as of August 2, 2000 was approximately $27,522,000.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES


                                                                            Page

Part I.  Financial Information

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2000
         and December 31, 1999                                                 2

         Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2000 and 1999                     3

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2000 and 1999                               4

         Notes to Condensed Consolidated Financial Statements                  5

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9

Part II  Other Information                                                    14

Item 1   Legal Proceedings

Item 2   Changes in Securities

Item 3   Defaults Upon Senior Securities

Item 4   Submission of Matters to a Vote of Security Holders

Item 5   Other Information

Item 6   Exhibits and Reports on Form 8-K

Item 7   Exhibit 11 - Computation of Earnings per Share

Signatures                                                                    16

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         June 30,   December 31,
                                                                           2000        1999
                                                                       ------------ ------------
                                                                       (unaudited)

  ASSETS

  Cash and cash equivalents                                              $   264   $ 1,104
  Receivables, net                                                         3,959     4,154
  Inventory                                                               10,487    10,359
  Net investment in direct finance leases                                    341       376
  Equipment on operating lease, net of accumulated depreciation of
     $1,706 and $1,887                                                     5,444     4,152
  Residual values, net                                                       125       143
  Furniture and equipment, net of accumulated depreciation
     of $ 1,785 and $1,539                                                   997     1,072
  Investments                                                              4,758     4,758
  Intangibles, net                                                         3,869     4,010
  Other assets, net                                                        1,435     1,420
                                                                         -------   -------
          Total Assets                                                   $31,679   $31,548
                                                                         =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses                                  $ 3,938   $ 5,444
  Deferred revenue                                                           593     1,812
  Indebtedness:
     Revolving credit line                                                 8,144     8,543
     Notes payable                                                           556       699
     Nonrecourse                                                           1,395       192
     Recourse                                                              7,161     5,320
                                                                         -------   -------
          Total Liabilities                                               21,787    22,010
                                                                         -------   -------

Stockholders' equity:
  Preferred Stock, $.01 par value, 20,000,000 shares authorized:
     Convertible Series B, 2,000,000 shares authorized, 350,000 shares         4         4
          issued and outstanding
  Common stock, $.01 par value; 75,000,000 shares authorized,                590       590
          58,802,565 and 58,795,065 shares issued and outstanding
  Additional paid-in capital                                              35,860    35,837
  Accumulated deficit                                                    (26,611)  (26,942)
  Accumulated other comprehensive income                                      49        49
                                                                         -------   -------
          Total Stockholders' Equity                                       9,892     9,538
                                                                         -------   -------

          Total Liabilities and Stockholders' Equity                     $31,679   $31,548
                                                                         =======   =======

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, Except Per Share Data)


                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 ------------------            ----------------
                                                       JUNE 30,                    JUNE 30,
                                                       -------                     --------
                                                  2000         1999           2000         1999
                                                  ----         ----           ----         ----
                                              (unaudited)   (unaudited)   (unaudited)   (unaudited)
                                                            (restated)                   (restated)

Revenues:
Transportation Equipment Sales                $    10,735   $    14,546   $    24,001   $    23,764
Rental income                                         566           316         1,305           774
Lease underwriting income                              --            17            13            27
Direct finance lease income                            21            28            55            42
Interest income                                         4            84            10           164
Fees from remarketing activities                      950           622         1,221           860
Other income                                           --            11           104            82
                                              -----------   -----------   -----------   -----------
                                                   12,276        15,624        26,709        25,713
                                              -----------   -----------   -----------   -----------

Costs and expenses:
Cost of transportation equipment sales              8,554        11,500        19,158        18,589
Selling, general and administrative                 2,799         3,288         5,844         5,795
Interest expense                                      161           176           300           242
Depreciation and amortization                         487           395           997           708
                                              -----------   -----------   -----------   -----------
                                                   12,001        15,359        26,299        25,334
                                              -----------   -----------   -----------   -----------

Earnings before taxes                                 275           265           410           379

Provision for income taxes                             54            64            79            86
                                              -----------   -----------   -----------   -----------

Net Income                                    $       221   $       201   $       331   $       293
                                              -----------   -----------   -----------   -----------

Basic net income per share                    $      0.00   $      0.00   $      0.01   $      0.01
                                              -----------   -----------   -----------   -----------

Diluted net income per share                  $      0.00   $      0.00   $      0.01   $      0.01

Shares used in computing basic net income      58,800,340    48,300,550    58,797,703    46,039,725
  per share
Shares used in computing diluted net income    63,308,322    56,941,127    63,210,534    56,046,197
  per share

----------------------------------------------------------------------------------------------------

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           Six Months Ended
                                                                       -----------------------
                                                                               June 30,
                                                                           2000        1999
                                                                       ----------  -----------
                                                                       (unaudited) (unaudited)
                                                                                    (restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                              $   331    $   293
                                                                        -------    -------
Adjustments to reconcile net income to net cash used
        by operating activities:
Depreciation and amortization                                               819        708
Residual value estimate realizations and reductions, net of additions        18          5
Amortization of unamortized stock warrants                                   23         --
Changes in assets and liabilities:
(Increase) decrease in receivables                                        1,695     (2,256)
(Increase) in inventory                                                    (128)      (670)
Increase (decrease) in accounts payable and accrued
        expenses                                                         (1,506)       297
Increase (decrease) in deferred revenue                                  (1,219)     3,054
                                                                        -------    -------
Total Adjustments                                                          (298)     1,138
                                                                        -------    -------
Net cash provided by operating activities                                    33      1,431
                                                                        -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net investments in direct finance leases                                   35        (75)
  Equipment on operating lease                                             (204)    (1,980)
  Additions to furniture and equipment, net                                (171)      (318)
  Increase in intangibles                                                    (9)       (66)
  Net change in other assets                                               (140)      (410)
                                                                        -------    -------
           Net cash used by investing activities                           (489)    (2,849)
                                                                        -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under revolving line of credit                            (399)      (264)
  Increase in receivables-collateral for line of credit                  (1,500)        --
  Increase in indebtedness - recourse                                     4,480      3,300
  Repayments of indebtedness-non recourse                                  (183)      (342)
  Repayments of indebtedness-recourse                                    (2,639)    (1,513)
  Repayment of notes payable                                               (143)      (221)
  Issuance of common stock, net                                              --        290
                                                                        -------    -------
           Net cash provided (used) by financing activities                (384)     1,250
                                                                        -------    -------

Net increase (decrease) in cash and cash equivalents                       (840)       168
Cash and cash equivalents at beginning of period                          1,104        612
                                                                        -------    -------
Cash and cash equivalents at end of period                              $   264    $   444
                                                                        =======    =======

Cash paid for interest                                                  $   291    $   332
                                                                        =======    =======


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                             CHANCELLOR CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. The unaudited interim condensed consolidated financial statements include the accounts of Chancellor Corporation and each of its subsidiaries ("company's"). Accordingly, the interim statements do not include all of the information and disclosure required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based upon the best information available, in recording transactions resulting from business operations. Intercompany accounts and transactions have been eliminated. Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation. There is no effect on previously reported net income and accumulated deficit. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB-A for the year ended December 31, 1999. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-KSB-A. The results for the interim period ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

2.   LOAN AGREEMENTS

         In connection with the purchase of certain transportation equipment (the "Equipment") on lease to certain lessees, the Company entered into a $1,386,000 loan agreement (the "Loan") with a financial institution (the "Lender"). The Loan provides for the payment of nine equal monthly installments, beginning June 15, 2000, of principal and interest at 7.45% in the amount of $105,000 with a final payment of $355,000 due on April 15, 2001. In addition, proceeds from the sale of the Equipment will be paid to the Lender as additional principal reduction. The Loan is secured by all of the Equipment and the lease contracts specifically associated with this transaction. The balance outstanding on this Loan at June 30, 2000 was $1,250,000.

         In January 2000, the Company obtained a $3,000,000 working capital line of credit (subsequently increased to $3,750,000) from an international financial institution. The line is due on demand with interest at a per annum rate equal to the sum of 2.65% plus the 30-day Dealer Commercial Paper Rate. The line is secured by marketable securities placed in a brokerage account at the institution by the Company's majority shareholder. The balance outstanding in this line of credit at June 30, 2000 was approximately $3,126,000.

3.   BUSINESS ACQUISITION

     The Company acquired its Tomahawk subsidiary (M.R.B.), Inc. on January 29, 1999. The Company took operational control of Tomahawk effective August 1, 1998 pursuant to a Management Agreement and, pursuant to a formal closing on January 29, 1999. The acquisition was accounted for under the purchase method of accounting and therefore, the results of operations of Tomahawk after the acquisition date included in the Company's statement of operations for the six month period ended June 30, 1999.

           The following pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the period. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

           Six Months Ended June 30,                           1999
                                                               ----
           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE
           AMOUNTS)
           Net revenue                                      $ 29,013
           Net income before taxes                          $    383
           Net income after taxes                           $    313
           Net income (loss) per common share               $    .01

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

          In December 1999, the Securities and Exchange Commission issued staff accounting bulletin No. 101 ("SAB101"), Revenue Recognition in Financial Statements. SAB101 provided guidance on applying generally accepted accounting principals to revenue recognition issues in financial statements. The Company has adopted SAB101 as required during the year 2000 and believes that this SAB does not have a material effect on the results of operations.

5.   OPERATING SEGMENTS

          The Company operates in two primary business segments: 1) sales of transportation equipment and 2) leasing activity.

          The Company's Sales of Transportation Equipment division retails and wholesales used transportation equipment primarily, tractors and trailers, through retail centers located in strategic locations primarily in the southern and mid-western sections of the United States. This business segment also includes sales of equipment by the Company's equipment re-marketing group.

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

         Segment information is as follows (in thousands):

                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                        2000       1999        2000        1999
                                                        ----       ----        ----        ----
                                                   (unaudited)  (unaudited) (unaudited) (unaudited)
                                                                 (restated)              (restated)
SALES OF TRANSPORTATION EQUIPMENT:

Revenues                                             $ 10,735   $ 14,546    $ 24,001   $ 23,764
                                                     --------   --------    --------   --------
   Costs and expenses:
     Cost of transportation equipment                   8,554     11,500      19,158     18,589
     Selling, general and administrative                2,047      2,287       4,556      3,761
     Interest expense                                      11        103          12        136
     Depreciation and amortization                        106        108         220        190
                                                     --------   --------    --------   --------
Total Costs and expenses                               10,718     13,998      23,946     22,676
                                                     --------   --------    --------   --------

Income from sales of transportation equipment        $     17   $    548    $     55   $  1,088
                                                     --------   --------    --------   --------
Identifiable Assets                                  $ 18,354   $ 13,972    $ 18,354   $ 13,972
                                                     --------   --------    --------   --------

LEASING ACTIVITY

Revenues:
   Leasing activity                                  $  1,537   $    983    $  2,594   $  2,277
   Interest income                                          4         84          10        164
   Other income                                            --         11         104         82
                                                     --------   --------    --------   --------
Total Leasing Revenues                                  1,541      1,078       2,708      2,523
                                                     --------   --------    --------   --------
   Costs and expenses:
     Selling, general and administrative                  752      1,001       1,288      2,034
     Interest expense                                     150         73         288        106
     Depreciation and amortization                        381        287         777        518
                                                     --------   --------    --------   --------
Total Costs and expenses                                1,283      1,361       2,353      2,658
                                                     --------   --------    --------   --------

Income (loss) from leasing activity                  $    258   $   (283)   $    355   $   (135)
                                                     --------   --------    --------   --------

Identifiable assets                                  $  6,694   $ 10,015    $  6,694   $ 10,015
                                                     ========   ========    ========   ========

Total Assets for reportable segments                 $ 25,048   $ 23,987
Corporate investments, intangibles and other assets     6,631      2,693
                                                     --------   --------

                                                     $ 31,679   $ 26,680
                                                     ========   ========

     Included in cost of transportation equipment for the three and six months ended June 30, 2000 is $202,000 and $377,000 respectively of interest expense.

6.   RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

          The financial statements for the six month period ended June 30, 1999 were restated to reflect the acquisition of Tomahawk on January 29, 1999 rather than August 1998, as originally reported, due to management and operational control given to the Company on the earlier date. In accordance with APB Opinion 20, the Company has treated this change as a change in reporting entity. In addition, the Company restated the 1999 financial statements to record $10,500 of compensation expense related to stock purchase warrants. The total effect of this restatement on the June 30, 1999 financial statements was to reduce net income for the six-month period by $382,000. The effect on earnings per share for the three-month period ended June 30, 1999 was to decrease both basic and diluted net income per share from $ .01 to $ .00. There was no effect on earnings per share for the six months ended June 30,1999.

7.   SUPPLEMENTAL CASH FLOW INFORMATION

          Effective January 29, 1999, the Company, through its wholly owned subsidiary, CAM, purchased a company known as Tomahawk, with the following non-cash investing and financing activities:

                                                                 Six Months Ended June 30, 1999
                                                                 ------------------------------
                                                                        (In thousands)

         Fair Value of assets acquired                                    $  10,679
         Fair Value of liabilities assumed                                  (10,372)
                                                                             ------
                                                                                307

         Fair Value of common stock issued                                    2,925
                                                                              -----

         Excess purchase price over fair value of assets acquired         $   2,618
                                                                            =======


          During June 2000, the Company acquired approximately $1,386,000 of equipment under operating leases in exchange for non-recourse debt from the seller.

8.   CONTINGENCIES

          The Company is contingently liable to its majority shareholder for fees associated with the acquisition of certain subsidiaries and investments. The final fees to be paid are based principally on the financial impact and profitability that these acquisitions add to the Company's operating results. The Company is also contingently liable to the former owners and current employees of MRB via and earnout arrangement. No such fees were paid during the six-month period ended June 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2000 VS. JUNE 30, 1999

     REVENUES. Total revenues for the three-month period ended June 30, 2000 were $12,276,000 as compared to $15,624,000 for the corresponding prior period, a decrease of $ 3,348,000 or 21%. For the three-month period ended June 30, 2000, transportation equipment sales were $ 10,735,000 as compared to $14,546,000 for the corresponding prior period, a decrease of $ 3,811,000 or 26%. This significant revenue stream from transportation equipment sales is primarily attributable to sales of used transportation equipment through the operating activities of the Company's wholly owned subsidiary, Chancellor Asset Management Inc. ("CAM"). CAM's revenues from the sales of used transportation equipment for the three month period ended June 30, 2000 decreased by $2,663,000 as compared to $13,310,000 for the corresponding period for 1999. The decrease in revenues by CAM is primarily a result of financial downturn in the used transportation equipment market attributable, in part, to increased fuel prices and interest rates. CAM, through it's Tomahawk subsidiary has retail outlets located in key southeastern and mid-western cities and has inventory for both retail and wholesale sales. Through CAM, the Company seeks to continue to expand its retail centers geographically. In July 2000, the Company acquired a company with two additional strategic retail locations. The Company also seeks to utilize the competitive advantage provided by its access to retail pricing for residual values of its leased equipment to increase competitiveness within the Company's lease origination business unit. For the three-month period ended June 30, 2000, rental income increased by $250,000 or 79% to $566,000 as compared to $316,000 for the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several lease portfolios in 1999 and 2000 from financial institutions. For the three month period ended June 30, 2000, lease underwriting income decreased by $17,000 or 100% as compared to for the corresponding prior period and direct finance lease income decreased by $7,000 or 25% to $21,000 as compared to $28,000 for the corresponding prior period. The Company is in the final phase of its lease origination rebuilding process, having completed the addition of key senior management and sales personnel, and development of strategic alliances to provide future growth in this area. For the three-month period ended June 30, 2000, interest income decreased by $ 80,000 or 95% to $4,000 as compared to $84,000 for the corresponding prior period. The decrease is primarily attributable to interest earned in connection with the Company's investment of approximately $1,475,000 in a South Africa based manufacturer and lessor of transportation equipment. In October 1999, the Company converted the note receivable into an equity interest in the South African company. For the three-month period ended June 30, 2000, fees from remarketing activities increased by $328,000 or 53% to $950,000 as compared to $622,000 for the corresponding prior period. This increase is attributable, in part, to the Company's efforts to promote its remarketing services on a third party basis. For the three-month period ended June 30, 2000, other income decreased by $11,000 or 100% compared to the corresponding prior period.

     COSTS AND EXPENSES. Total costs and expenses for the three-month period ended June 30, 2000 were $ 12,001,000 as compared to $15,359,000 for the corresponding prior period, a decrease of $3,358,000 or 22%. The significant decrease is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales for the three-month period ended June 30, 2000 was $8,554,000 as compared to $11,500,000 for the corresponding prior period, a decrease of $2,946,000 or 26%, and resulted in an overall gross margin of 20%. Selling, general and administrative expenses for the three-month period ended June 30, 2000 were $2,799,000 as compared to $3,288,000 for the corresponding prior period, a decrease of $489,000 or 15%. For the three-month period ended June 30, 2000, selling, general and administrative expenses included recovered reimbursable trust administration costs of approximately $144,000. Approximately $184,000 of the decrease in selling, general and administrative expenses for the three-month period ended June 30, 2000 is a result of cost containment measures implemented by CAM and CAM's retail and wholesale business unit, Tomahawk, whose operations were consolidated with the Company's beginning February, 1999. Before netting out the reimbursable trust administration costs and the effect of the CAM expenses, selling, general and administrative expenses decreased to $1,047,000 for the three-month period ended June 30, 2000 as compared to $1,370,000 for the corresponding prior period, a decrease of $323,000 or 24%. The decrease in selling, general and administrative expenses reflects the effect of the Company's growth strategy implementation that included, in part, costs associated with the addition of senior management, sales and staff personnel, offset by significant cost containment and consolidation in other areas.

     Interest expense for the three-month period ended June 30, 2000 was $161,000 as compared to $176,000 for the corresponding prior period, a decrease of $15,000 or 9%.

     Depreciation and amortization expense for the three-month period ended June 30, 2000 was $487,000 as compared to $395,000 for the corresponding prior period, an increase of $92,000 or 23%. The increase is primarily due to the amortization of intangible assets associated with distribution rights acquired from AMC, the Company's South African investee and increase in equipment under operating leases as previously indicated.

     Provision for income taxes for the three-month period ended June 30, 2000 was $54,000 as compared to $64,000 for the corresponding prior period, a decrease of $10,000.

     NET INCOME. Net income for the three-month period ended June 30, 2000 was $221,000 as compared to $201,000 for the corresponding prior period, an increase of $20,000 or 10%. The increase in net income is attributable to the significant increase in re-marketing activity and continued improvements in the containment of costs. Net income per share was $0.00 per share (both basic and diluted) for the three-month period ended June 30, 2000 as compared to $0.00 per share (both basic and diluted) for the corresponding prior period.

     SIX MONTH PERIOD ENDED JUNE 30, 2000 VS. JUNE 30, 1999

     REVENUES. Total revenues for the six-month period ended June 30, 2000 were $26,709,000 as compared to $25,713,000 for the corresponding prior period, an increase of $996,000 or 4%. For the six-month period ended June 30, 2000, transportation equipment sales were $24,001,000 as compared to $23,764,000 for the corresponding prior period, an increase of $237,000 or 1%. This significant revenue stream from transportation equipment sales is primarily attributable to sales of used transportation equipment through the operating activities of the Company's wholly owned subsidiary, Chancellor Asset Management Inc. ("CAM"). The increase in revenues provided by CAM is primarily a result of the Tomahawk purchase, which has retail outlets located throughout the country and has inventory for both retail and wholesale sales. Through CAM, the Company seeks to continue to expand its retail centers geographically. The Company also seeks to utilize the competitive advantage provided by its access to retail pricing for residual values of its leased equipment to increase competitiveness within the Company's lease origination business unit. For the six-month period ended June 30, 2000, rental income increased by $531,000 or 69% to $ 1,305,000 as compared to $774,000 for the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several lease portfolios in 1999 and 2000 from financial institutions. For the six-month period ended June 30, 1999, lease underwriting income decreased by $ 14,000 or 52% to $13,000 as compared to $27,000 for the corresponding prior period and direct finance lease income increased by $13,000 or 31% to $55,000 as compared to $42,000 for the corresponding prior period. The Company is in the final phase of its lease origination rebuilding process, having completed the addition of key senior management and sales personnel, and development of strategic alliances to provide future growth in this area. For the six-month period ended June 30, 2000, interest income decreased by $154,000 or 94% to $ 10,000 as compared to $164,000 for the corresponding prior period. The decrease is primarily attributable to interest earned in connection with the Company's investment of approximately $1,475,000 in a South Africa based manufacturer and lessor of transportation equipment. The note receivable was converted into an equity interest in the South African company in October 1999. For the six-month period ended June 30, 2000, fees from remarketing activities increased by $361,000 or 42% to $1,221,000 as compared to $860,000 for the corresponding prior period. This increase is attributable, in part, to the Company's efforts to promote its remarketing services on a third party basis. For the six-month period ended June 30, 2000, other income increased by $22,000 or 27% to $104,000 as compared to $82,000 for the corresponding prior period.

     COSTS AND EXPENSES. Total costs and expenses for the six-month period ended June 30, 2000 were $26,299,000 as compared to $25,334,000 for the corresponding prior period, an increase of $965,000 or 4%. The increase is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales for the six-month period ended June 30, 2000 was $19,158,000 as compared to $18,589,000 for the corresponding prior period, an increase of $569,000 or 3%, and resulted in an overall gross margin of 20.2%. Selling, general and administrative expenses for the six-month period ended June 30, 2000 was $5,844,000 as compared to $5,795,000 for the corresponding prior period, an increase of $49,000 or 1%. This increase in selling, general and administrative expenses reflects the effect of the Company's growth strategy implementation while continuing to improve the containment of other costs.

     Interest expense for the six-month period ended June 30, 2000 was $300,000 as compared to $242,000 for the corresponding prior period, an increase of $58,000 or 24%. This increase is primarily a result of increased interest expense associated with CAM's revolving credit line with a financial institution utilized for inventory floor planning and interest accrued on the Company's recourse debt.

     Depreciation and amortization expense for the six-month period ended June 30, 2000 was $997,000 as compared to $708,000 for the corresponding prior period, an increase of $289,000 or 41%. The increase is primarily due to the amortization of intangible assets associated with the purchase of Tomahawk and distribution rights as well as an increase in equipment under operating leases.

     Provision for income taxes for the six-month period ended June 30, 2000 was $79,000 as compared to $86,000 for the corresponding prior period, a decrease of $7,000.

     NET INCOME. Net income for the six-month period ended June 30, 2000 was $331,000 as compared to $293,000 for the corresponding prior period, an increase of $38,000 or 13%. The increase in net income is attributable to the significant increase in revenues, primarily from re-marketing activities and benefit from settlement of litigation and continued improvements in the containment of costs. Net income per share was $0.01 per share (both basic and diluted) for the six-month period ended June 30, 2000 as compared to $0.01 per share (both basic and diluted) for corresponding prior period.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company recognized a net decrease in cash and cash equivalents for the six-month period ended June 30, 2000 of $840,000. Operating activities provided cash of $33,000 during the six-month period ended June 30, 2000 and is primarily a result of increased re-marketing activities and collections of receivables offset by a decrease in deferred revenue associated with the re-marketing of the Company's lease portfolio and decreases in accounts payable. Investing activities used cash of $489,000 during the six-month period ended June 30, 2000 and is primarily a result of the acquisition of portfolios of operating leases valued at approximately $204,000. Financing activities used cash of $384,000 during the six-month period ended June 30, 2000 and is primarily the result of normal repayments of recourse and non-recourse debt. Cash and cash equivalents were $264,000 at June 30, 2000 as compared to $1,104,000 at December 31, 1999, a decrease of $840,000 or 73%.

     In connection with the purchase of certain transportation equipment (the "Equipment") on lease to certain lessees, the Company entered into a $1,386,000 loan agreement (the "Loan") with a financial institution (the "Lender") in June 2000. The Loan provides for the payment of nine equal monthly installments, beginning July 15, 2000, of principal and interest at 7.45% in the approximate amount of $105,000. Proceeds from the sale of the Equipment will be paid to the Lender as additional principal reduction. The Loan is secured by all of the Equipment and the lease contracts specifically associated with this transaction.

     In January 2000, the Company obtained a $3,000,000 working capital line of credit (subsequently increased to $3,750,000) from an international financial institution. The line is due on demand with interest at a per annum rate equal to the sum of 2.65% plus the 30-day Dealer Commercial Paper Rate. The line is secured by marketable securities placed in a brokerage account at the institution by the Company's majority shareholder. The balance outstanding in this line of credit at June 30, 2000 was approximately $3,126,000.

     The Company maintains a revolving line of credit agreement with a financial institution whereby CAM can borrow up to $7,500,000 to floor plan used transportation equipment inventory. The balance outstanding under this revolving line of credit agreement is approximately $7,244,000 as of June 30, 2000. Prior to the acquisition, during 1998, CAM, through Tomahawk entered into a special purpose financing agreement with the same institution to floor plan additional used transportation equipment inventory in the approximate amount of $4,500,000. The balance outstanding under this special purpose financing agreement is approximately $427,000 as of June 30, 2000. The interest rate on the above lines is prime plus 1.75%.

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

     In August 1997, the Company committed to make a $1 million equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120 million investment fund composed of $40 million from equity participants including the Company, and $80 million in debt financing provided by the Overseas Private Investment Corporation ("OPIC"), an independent U.S. government agency. The purpose of the fund is to make direct investments in emerging companies throughout Africa. As of June 30, 2000, the Company had funded approximately $736,000 and is obligated to provide additional funding in the approximate amount of $264,000. The Company has additionally invested approximately $4,875,000 into one of NAOF's portfolio investee companies. In October 1999, the Company formalized a strategic investment/alliance with a South African manufacturer and New Africa Opportunity Fund "NAOF" whereby a series of preferred stock of Chancellor Corporation was issued in exchange for a minority interest and certain distribution rights in the South African company.

     The Company has signed a letter of intent and is in the final stages of negotiation to acquire all of the common stock of Sapp Bros. Leasing Inc., a lessor of transportation equipment with two retail locations in the mid-western section of the United States. As part of the acquisition, the Company will also acquire Rigfinder.com Inc., an e-commerce company associated with the sale and leasing of transportation equipment and a wholly owned subsidiary of Sapp Bros. The transaction cost are expected to include the issuance of 1,000,000 shares of the Company's common stock as well as cash payments contingent upon the future profitability of Sapp Bros.

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

Item 2.  Changes in Securities
         None

Item 3   Defaults Under Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

On May 25, 2000, the Board of Directors caused to be distributed to stockholders of record as of May 23, 2000, a Notice of Annual Meeting of Stockholders, Proxy and Proxy Statement for the Annual Meeting held on June 30, 2000. As of the record date, 58,802,565 shares of Common Stock and 350,000 shares of Series B Preferred Stock were entitled to vote. Each share of Series B Preferred Stock was entitled to 10 votes. For all matters presented the Common Stock and Series Preferred Stock voted as a single class.

At the meeting, the stockholders acted upon the following proposals: (i) to elect one (1) director to hold office until his successor shall be elected and shall have qualified; (ii) to ratify the selection by the Board of Directors of BKR Metcalf, Davis as the Company's independent public accountants for fiscal 2000. All of the above matters were approved by the stockholders.

Votes "For" represent affirmative votes and do not represent abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy. The voting results were as follows:

Proposal No. 1: Election of Director:

Director Nominee              For             %          Withheld          %
----------------              --------------------------------------------------
Brian M. Adley                41,192,807    99.8%         90,082         .2%


Proposal No. 2: Ratification of Auditors

                              For             %          Against           %          Abstain             %
                              ---------------------------------------------------------------------------------
                              39,381,174    95.39%        19,319         0.05%        1,882,396       4.56%

Item 5.  Other Information

Form 10-KSB, for 1999 was amended July, 2000, primarily for the effects caused by the change in acquisition date of the Tomahawk subsidiary which was originally reported as of August, 1998. This transaction has been recorded as of January 1999, the date of final closing in the revised 10-KSB-A and this 10-QSB-A. See 10-KSB-A for more information.

Item 6.    Exhibits and Reports on Form 8-K
    (a)    Exhibits:

    10.1 Note and Security Agreement, dated June 14, 2000 in the original principal amount of $1,386,598 from Chancellor Fleet Corporation to Banc of America Leasing and Capital, LLC


THE ENCLOSED FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CHANCELLOR CORPORATION FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

     11    Computation of Earnings per Share

     27    Financial Data Schedule for period ended June 30, 2000.

    (b)    Reports on Form 8-K:

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CHANCELLOR CORPORATION


                           /s/ Brian M. Adley
                           ----------------------------------------------------
                           Brian M. Adley
                           Chairman of the Board and Director
                           (Principle Executive Officer)


                           /s/ Franklyn E. Churchill
                           ----------------------------------------------------
                           Franklyn E. Churchill
                           President, Chief Operating Officer and
                           Director

                           /s/ Barry W. Simpson
                           ----------------------------------------------------
                           Barry W. Simpson
                           Chief Financial Officer
                           (Principal Accounting Officer)


Date: August 14, 2000

                                   EXHIBIT 11
                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE


     The following table reflects the calculation of the earnings per share:

                                                                    Weighted Average
                                                                     Common Shares
                                                                      Outstanding
                                                    INCOME          ----------------
                                                    ------            (denominator)
                                                  (numerator)

                                                        In thousands, except share and per share data

Quarter ended June 30, 2000:
      Earnings from Operations              $       221    58,800,340
                                            ===========   ===========
Basic earnings per common share                                           $ 0.00

Effect of dilutive securities -
     Convertible preferred shares                    --     5,000,000
      Stock Options                                  --     1,007,982
                                                          -----------
                                                     --    63,308,322
                                                          ===========

Diluted earnings per common share           $       221                   $ 0.00

Quarter ended June 30, 1999
      Earnings from Operations (restated)   $       201    48,300,550
                                            ===========   ===========
Basic earnings per common share                                           $ 0.00

Effect of dilutive securities
      Convertible preferred shares                   --     5,000,000
      Warrant - VCC                                  --     2,222,222
       Stock Options                                 --     1,418,355
                                            -----------   -----------
                                            $       201    56,941,127
                                            ===========   ===========
Diluted earnings per common share                                         $ 0.00

Year to date ended June 30, 2000:

     Earnings from operations               $       331    58,797,703
                                            ===========   ===========
Basic earnings per common share                                           $ 0.01
     Convertible preferred shares                    --     3,500,000
     Stock Options                                   --       912,813
                                            -----------   -----------
                                            $       331    63,210,534
                                            ===========   ===========
Diluted earnings per common share                                         $ 0.01

Year to date ended June 30, 1999:

     Earnings from operations (restated)    $       293    46,039,725
                                            ===========   ===========
Basic earnings per common share                                           $ 0.01

Effect of dilutive securities -
     Convertible preferred shares                    --     5,000,000
     Warrant - VCC                                   --     3,484,848
      Stock Options                                  --     1,521,624
                                            -----------   -----------
                                            $       293    56,046,197
                                            ===========   ===========
Diluted earnings per common share                                         $ 0.01