Form 10KSB/A
period 1999-12-31
CHANCELLOR CORP
filed 2000-08-31
CIK 724051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

(Mark One) [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1999
                                            -----------------
           OR

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




  Securities registered                   Name of Each Exchange on
  under Section 12(b) of                      Which Registered
    the Exchange Act:
   Title of Each Class

---------------------------             ------------------------------
           None                                     None

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, PAR VALUE $.01
                          ----------------------------
                                (Title of Class)

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

ITEM 1     DESCRIPTION OF BUSINESS.

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

     The purchase price paid by CAM consisted of 4,500,000 shares of Common Stock of Chancellor (valued at $.65 per share) and future cash consideration pursuant to an earn-out (the "Earn-Out") as provided for in the Agreement. The Earn-Out provides that each of the Selling Shareholders will be paid an amount equal to seven and one-half percent (7.5%) of the Adjusted Pre-Tax Earnings of Tomahawk. The Earn-Out, which is paid on a quarterly basis, begins in the fiscal year ended December 31, 1999 and ends in the fiscal year ended December 31, 2004. In connection with this Agreement, CAM loaned the Selling Shareholders a total of $300,000 pursuant to certain promissory notes payable that are payable in full on January 29, 2004. Additionally, Vestex Capital Corporation, the largest shareholder of the Company, is to receive up to $3,250,000 plus expenses, not to exceed $50,000, payable over the next six years for services rendered in finding, negotiating and arranging financing on the transaction as well as ongoing management and development of long-term growth strategies including initiation of possible acquisition and/or merger candidates. The final fee is based principally upon the financial impact and profitability that Tomahawk adds to the Company's operating results. Through 1999, Vestex received approximately $1,019,000 in fees, plus repayment of debt advanced to the Company, as well as fees for granting a line of credit advanced for the CAM subsidiary of up to $1,000,000 at prime plus 2%.

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

     The Company, through an affiliate acquired from Afinta Motor Corporation
(Pty) Ltd., ("AMC") the exclusive worldwide distribution rights for products manufactured/assembled by AMC, excluding Africa, England, Scotland and Wales. AMC is one of South Africa's largest manufacturer/assembler of trucks, tractor-trailers, buses, automobiles, sport utility vehicles ("SUV), motorcycles, and other products supplied by AMC. The Company is currently evaluating various methods to utilize these rights, along with direct and indirect commissions the Company may receive with these products. A long-term plan is to directly re-sell/market these rights and/or products within this exclusive territory.

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

     The Company also views its efforts to be a global originator / remarketer of transportation and non-transportation equipment as an element to its corporate growth strategy over the next 5 to 7 years. The additional international revenue streams, where margins are significantly higher than the domestic market, will help facilitate the Company's goal of increasing profitability. Exposure on these transactions will be mitigated through the use of credit enhancement, letters of credit and other similar instruments. The Company's management is committed to a strategy providing for international diversification within emerging global markets.

     Additionally, the Company has made significant progress in establishing a presence in the Republic of South Africa ("RSA") as a premier financial services company in this region. The Company's efforts as a key contributor in the economic development of the RSA are demonstrated indirectly through an investment in the New Africa Opportunity Fund, LP ("NAOF.) Additionally, during 1999, the Company invested in and acquired up to 15.1% of one of NAOF's investee companies as well as obtained worldwide distribution rights excepting certain countries for its products.

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

     The Company also leases seven (7) other retail locations in the following states; Florida, Georgia, New Jersey, Texas, Missouri, and Virginia. Total lease commitments at December 31, 1999 were approximately $33,000 per month. Subsequent to year- end, the Company and the former Tomahawk shareholders have entered into a definitive agreement to purchase the Conley, Georgia location. Final details are being confirmed and/or reviewed by legal counsel, however the purchase price is believed to be less than $950,000. The Company plans to own the real estate, when closed, through a new subsidiary incorporated in 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has traded on the NASDAQ OTC Electronic Bulletin Board under the symbol "CHLR" since August 21, 1996 and under the symbol "CHLR" between January 28, 1994 and August 21, 1996 on the basis of actual trading prices. The Company's Common Stock had traded from June 30, 1992 to January 28, 1994 on the Small Cap Market of the Automated Quotation System of NASDAQ on the basis of actual trading prices.

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

     Start-up Costs: In April, 1998, AcSEC issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires costs of start up activities and organization costs to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998.

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

ITEM 7     FINANCIAL STATEMENTS.

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