Form 10QSB
period 2000-09-30
CHANCELLOR CORP
filed 2000-11-14
CIK 724051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000

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

As of November 7, 2000, 58,807,565 shares of Common Stock, $.01 par value per share and 350,000 shares of Series B Convertible Preferred Stock, $.01 par value per share were outstanding. The Series B shares convert into common on a 1 to 10 basis (3,500,000 in total) and have a liquidation preference of $20.00 per preferred share or $7,000,000 in the aggregate. Aggregate market value of the voting stock held by non-affiliates of the issuer as of November 7, 2000 was approximately $7,827,000. Aggregate market value of the total voting stock of the issuer as of November 7, 2000 was approximately $23,365,000.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES

                                                                                                    Page

Part I.              Financial Information

Item 1               Financial Statements

                     Condensed Consolidated Balance Sheets as of September 30, 2000 and
                     December 31, 1999                                                                3

                     Condensed Consolidated Statements of Operations for the Three and Nine
                     Months Ended September 30, 2000 and 1999                                         4

                     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                     September 30, 2000 and 1999                                                      5

                     Notes to Condensed Consolidated Financial Statements                             6

Item 2               Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                   11

Part II              Other Information                                                               16

Item 1               Legal Proceedings

Item 2               Changes in Securities

Item 3               Defaults Upon Senior Securities

Item 4               Submission of Matters to a Vote of Security Holders

Item 5               Other Information

Item 6               Exhibits and Reports on Form 8-K

Item 7               Exhibit 11 - Computation of Earnings per Share

Signatures                                                                                           18

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          September 30,         December 31,
                                                                              2000                  1999
                                                                          ------------          ------------
                                                                           (unaudited)
ASSETS

Cash and cash equivalents                                                   $      351           $     1,104
Receivables, net                                                                 5,159                 4,154
Inventory                                                                        9,441                10,359
Net investment in direct finance leases                                          9,809                   376
Equipment on operating lease, net of accumulated depreciation of
  $1,759 and $1,887                                                              5,017                 4,152
Residual values, net                                                                99                   143
Property and equipment, net of accumulated depreciation
  of $2,031 and $1,539                                                           4,353                 1,072
Investments                                                                      4,758                 4,758
Intangibles, net                                                                 6,303                 4,010
Other assets, net                                                                1,643                 1,420
                                                                            ----------           -----------
       Total Assets                                                         $   46,933           $    31,548
                                                                            ==========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses                                     $    5,189           $     5,444
  Deferred revenue                                                                 671                 1,812
  Indebtedness:
     Revolving credit line                                                       5,818                 8,543
     Notes payable                                                                 395                   699
     Nonrecourse                                                                17,389                   192
     Recourse                                                                    7,466                 5,320
                                                                            ----------           -----------
       Total Liabilities                                                        36,928                22,010
                                                                            ----------           -----------
Stockholders' equity:
  Preferred Stock, $.01 par value, 20,000,000 shares authorized:
     Convertible Series B, 2,000,000 shares authorized, 350,000 shares               4                     4
       issued and outstanding
  Common stock, $.01 par value; 75,000,000 shares authorized,                      590                   590
     58,807,565 and 58,795,065 shares issued and outstanding
  Additional paid-in capital                                                    35,871                35,837
  Accumulated deficit                                                          (26,509)              (26,942)
  Accumulated other comprehensive income                                            49                    49
                                                                            ----------           -----------
       Total Stockholders' Equity                                               10,005                 9,538
                                                                            ----------           -----------
       Total Liabilities and Stockholders' Equity                           $   46,933           $    31,548
                                                                            ==========           ===========

                                The accompanying notes are an integral part
                           of these condensed consolidated financial statements.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                         September 30,
                                                  --------------------------------      ------------------------------
                                                        2000              1999              2000               1999
                                                    ----------         -----------      -----------        -----------
                                                    (unaudited)        (unaudited)      (unaudited)        (unaudited)
                                                                        (restated)                          (restated)
REVENUES:
Transportation Equipment Sales                    $     9,238          $    16,152      $    33,238        $    39,342
Rental income                                             778                  465            2,083              1,239
Lease underwriting income                                  --                   --               13                 27
Direct finance lease income                               401                   17              456                 60
Interest income                                             3                   36               13                200
Fees from remarketing activities                          602                1,053            1,823              2,487
Other income                                              100                    1              204                 82
                                                  -----------          -----------      -----------        -----------
                                                       11,122               17,724           37,830             43,437
                                                  -----------          -----------      -----------        -----------
COSTS AND EXPENSES:
Cost of transportation equipment sales                  7,727               12,837           26,884             31,426
Selling, general and administrative                     2,472                3,920            8,316              9,716
Interest expense                                          156                  234              456                476
Depreciation and amortization                             640                  390            1,637              1,098
                                                  -----------          -----------      -----------        -----------
                                                       10,995               17,381           37,293             42,716
                                                  -----------          -----------      -----------        -----------
Earnings before taxes                                     127                  343              537                721

Provision for income taxes                                 25                   77              104                163
                                                  -----------          -----------      -----------        -----------
Net Income                                        $       102          $       266      $       433        $       558
                                                  -----------          -----------      -----------        -----------
Basic net income per share                        $      0.00          $      0.00      $      0.01        $      0.01
                                                  -----------          -----------      -----------        -----------
Diluted net income per share                      $      0.00          $      0.00      $      0.01        $      0.01
                                                  -----------          -----------      -----------        -----------
Shares used in computing basic net income          58,806,206           53,530,730       58,798,926         48,381,553
   per share
Shares used in computing diluted net income        63,086,254           59,943,551       63,145,476         57,180,393
   per share
----------------------------------------------------------------------------------------------------------------------

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           2000                 1999
                                                                        ----------           ----------
                                                                        (unaudited)          (unaudited)
                                                                                              (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $    433             $    558
                                                                          --------             --------
Adjustments to reconcile net income to net cash used by
   operating activities:
Depreciation and amortization                                                1,637                1,098
Residual value estimate realizations and reductions, net of additions           44                   39
Amortization of unamortized stock warrants                                      34                   --

Changes in assets and liabilities:
(Increase) decrease in receivables                                           2,187               (2,517)
(Increase) decrease in inventory                                             1,720                 (711)
Increase (decrease) in accounts payable and accrued
   expenses                                                                   (724)                 564
Increase (decrease) in deferred revenue                                     (1,493)               3,643
                                                                          --------             --------
Total Adjustments                                                            3,405                2,116
                                                                          --------             --------
Net cash provided by operating activities                                    3,838                2,674
                                                                          --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net investments in direct finance leases                                    (768)                 (67)
  Equipment on operating lease                                                  60               (4,777)
  Additions to property and equipment, net                                    (247)                (294)
  Increase in intangibles                                                      (--)                (275)
  Net change in other assets                                                  (542)                (817)
                                                                          --------             --------
     Net cash used by investing activities                                  (1,497)              (6,230)
                                                                          --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving line of credit                (2,725)                (114)
  Increase in receivables-collateral for line of credit                     (1,500)                  --
  Increase in indebtedness-recourse                                          5,343                7,746
  Repayments of indebtedness-non recourse                                     (711)                (670)
  Repayments of indebtedness-recourse                                       (3,197)              (2,613)
  Repayment of notes payable, net                                             (304)                 (48)
  Issuance of common stock, net                                                 --                  300
                                                                          --------             --------
     Net cash provided (used) by financing activities                       (3,094)               4,601
                                                                          --------             --------
Net increase (decrease) in cash and cash equivalents                          (753)               1,045
Cash and cash equivalents at beginning of period                             1,104                  612
                                                                          --------             --------
Cash and cash equivalents at end of period                                $    351             $  1,657
                                                                          ========             ========
Cash paid for interest                                                    $  1,221             $    760
                                                                          ========             ========
Cash paid for income taxes                                                $     59             $     --
                                                                          ========             ========

                                The accompanying notes are an integral part
                           of these condensed consolidated financial statements.

                             CHANCELLOR CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. The unaudited interim condensed consolidated financial statements include the accounts of Chancellor Corporation and each of its subsidiaries ("Company's"). Accordingly, the interim statements do not include all of the information and disclosure required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based upon the best information available, in recording transactions resulting from business operations. Intercompany accounts and transactions have been eliminated. Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation. There is no effect on previously reported net income and accumulated deficit. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB-A for the year ended December 31, 1999. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-KSB-A. The results for the interim period ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

2.   LOAN AGREEMENTS

     In connection with the purchase of the common stock of Sapp Bros. Leasing Inc., ("Sapp," see Note 3) the Company added obligations aggregating approximately $16.5 million under various loan agreements which are nonrecourse to the parent Company. These loan agreements consist of lines of credit secured by inventory, notes payable secured by direct finance leases and capital lease obligations secured by equipment. Certain loans are guaranteed by the former stockholders of Sapp Bros. Leasing Inc. These guarantees remain in place, and said shareholders agree to indemnify the Company, until such time as the loans are discharged. These loans bear interest at rates ranging from 8% to 15.5%, with approximately $12.3 million due under revolving lines of credit and the remainder requiring periodic payments through dates ranging from August 2000 to April 2005.

     In July 2000, the Company increased its working capital line of credit with an international financial institution from $3,000,000 to $3,750,000. The line is due on demand with interest at a per annum rate equal to the sum of 2.65% plus the 30-day Dealer Commercial Paper Rate. The line is secured by marketable securities placed in a brokerage account at the institution by the Company's majority stockholder.

3.   BUSINESS ACQUISITIONS

     The Company acquired its Tomahawk subsidiary (M.R.B., Inc.) on January 29, 1999. The Company took operational control of Tomahawk effective August 1, 1998 pursuant to a Management Agreement and, pursuant to a formal closing on January 29, 1999. The acquisition was accounted for under the purchase method of accounting and therefore, the results of operations of Tomahawk after the acquisition date are included in the Company's statement of operations for the nine month period ended September 30, 1999.

     The following pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the period. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.


NINE MONTHS ENDED SEPTEMBER 30,                               1999
------------------------------------------------          ---------
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

Net revenue                                               $ 46,737
Net income before taxes                                   $    725
Net income after taxes                                    $    578
Net income per common share                               $    .01


     On July 31, 2000, the Company acquired the common stock of Sapp Bros. Leasing Inc. in exchange for 1,000,000 shares of common stock of the Company. Sapp is a lessor of transportation equipment with two retail locations in the mid-western section of the United States. In addition, the Company is contingently liable for cash payment up to $500,000 based upon the future profitability of Sapp as well as contingent earnout payments, which are a percentage of Sapp's projected annual profitability commencing January 1, 2001. The Company assumed approximately $6.7 million of liabilities in excess of the estimated fair value of assets acquired and issued common stock of the Company with a market value of $468,000. Included in this acquisition, the Company also acquired a $750,000 note receivable secured by real estate owned by the former shareholders of Sapp, as well as the assets of Sapp's wholly owned subsidiary, Rigfinder.com Inc., valued at $3,300,000. Rigfinder.com adds to the Companies e-business development process. The Company, through a subsidiary along with Rigfinder.com, has developed its used truck web-site as a complimentary effort to its national retail truck centers. The e-commerce web-site provides photos and details of vehicles available at its truck centers. The site also provides financing, prepaid legal services, insurance and extended warranty quotes on-line. In the future, the Company anticipates the sites to; list vehicles coming up for sale, to be offered in Spanish; provide inspection and other remarketing services to customers. The excess of purchase price over assets acquired (goodwill) approximated $3.1 million and is being amortized over ten years. The Company does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded at September 30, 2000. The acquisition was accounted for under the purchase method of accounting and, therefore, the results of operations of Sapp after the acquisition date are included in the Company's statement of operations for the nine month period ended September 30, 2000.

     The pro forma unaudited consolidated results of operations as though Sapp had been acquired as of the beginning of the period are as follows:


NINE MONTHS ENDED SEPTEMBER 30,                          2000             1999
-------------------------------------------------    --------          --------
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

Net revenue                                         $  43,858           61,632
Net income (loss)                                   $ (   401)          (1,200)
Net income (loss) per share                         $ (  0.01)          ( 0.02)


The unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of these periods or of the future operations of the consolidated companies under the ownership and management of the Company.

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

Segment information is as follows (in thousands):

                                                    Three Months Ended September       Nine Months Ended
                                                                   30,                    September 30,
                                                         2000           1999           2000          1999
                                                         ----           ----           ----          ----
                                                     (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                                                    (restated)                      restated)
SALES OF TRANSPORTATION EQUIPMENT:

Revenues                                              $   9,338      $  16,502      $  33,338      $  39,692
                                                      ---------      ---------      ---------      ---------
   Costs and expenses:
     Cost of transportation equipment                     7,727         12,837         26,884         31,426
     Selling, general and administrative                  2,021          2,638          6,577          6,400
     Interest expense                                        11            197             23            333
     Depreciation and amortization                          110            162            330            352
                                                      ---------      ---------      ---------      ---------
Total Costs and expenses                                  9,869         15,834         33,814         38,511
                                                      ---------      ---------      ---------      ---------
Income from sales of transportation equipment         $    (531)     $     668      $    (476)     $   1,181
                                                      ---------      ---------      ---------      ---------
Identifiable Assets                                   $  16,426      $  13,960      $  16,426      $  13,960
                                                      ---------      ---------      ---------      ---------
LEASING ACTIVITY

Revenues:
   Leasing activity                                   $   1,781      $   1,185      $   4,375      $   3,462
   Interest income                                            3             36             13            200
   Other income                                              --              1            104             83
                                                      ---------      ---------      ---------      ---------
Total Leasing Revenues                                    1,784          1,222          4,492          3,745
                                                      ---------      ---------      ---------      ---------
  Costs and expenses:
     Selling, general and administrative                    451          1,282          1,739          3,316
     Interest expense                                       145             37            433            143
     Depreciation and amortization                          530            228          1,307            746
                                                      ---------      ---------      ---------      ---------
Total Costs and expenses                                  1,126          1,547          3,479          4,205
                                                      ---------      ---------      ---------      ---------
Income (loss) from leasing activity                   $     658      $    (325)     $   1,013      $    (460)
                                                      ---------      ---------      ---------      ---------
Identifiable assets                                   $  23,598      $  14,450      $  23,598      $  14,450
                                                      =========      =========      =========      =========
Total Assets for reportable segments                  $  40,024      $  28,410
Corporate investments, intangibles and other assets       6,909          2,743
                                                      ---------      ---------
                                                      $  46,933      $  31,153
                                                      =========      =========

     Included in cost of transportation equipment for the three and nine months ended September 30, 2000 are $391,000 and $768,000 respectively of interest expense.


6.   RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

     The financial statements for the nine month period ended September 30, 1999 were restated to reflect the acquisition of Tomahawk on January 29, 1999 rather than August 1998, as originally reported, due to management and operational control given to the Company on the earlier date. In accordance with APB Opinion 20, the Company has treated this change as a change in reporting entity. In addition, the Company restated the 1999 financial statements to record $33,000 of compensation expense related to stock purchase warrants. The total effect of this restatement on the September 30, 1999 financial statements was to reduce net income for the nine-month period by $634,000. The effect on earnings per share for the three-month period ended September 30, 1999 was to decrease both basic and diluted net income per share from $ .01 to $ .00. There was no effect on earnings per share for the nine months ended September 30,1999.

7.   SUPPLEMENTAL CASH FLOW INFORMATION

     Effective January 29, 1999, the Company, through its wholly owned subsidiary, CAM, purchased a company known as Tomahawk (M.R.B., Inc.), with the following non-cash investing and financing activities:


                                                                  Nine Months Ended
                                                                 September 30, 1999
                                                                    (In thousands)
      Fair Value of assets acquired                                   $  10,679
      Fair Value of liabilities assumed                                 (10,372)
                                                                      ----------
                                                                            307

      Fair Value of common stock issued                                   2,925
                                                                      ----------
      Excess purchase price over fair value of assets acquired        $   2,618
                                                                      ==========


     During June 2000, the Company acquired approximately $1,386,000 of equipment under operating leases in exchange for non-recourse debt from the seller.

     On July 31, 2000, the Company acquired Sapp Bros. Leasing, Inc. in exchange for 1,000,000 shares of the Company's common stock and assumption of liabilit ies (see Note 3). As part of this acquisition, the Company obtained a $750,000 mortgage note receivable from the former stockholders of Sapp. Concurrently, the Company obtained 1,000,000 shares of its common stock previously issued as part of its acquisition of M.R.B., Inc. as an adjustment to the purchase price of that acquisition. The following non-cash investing and financing activities resulted from these transactions:


                                                                  Nine Months Ended
                                                                 September 30, 2000
                                                                    (In thousands)
      Fair value of assets acquired                                    $  13,828
      Fair value of liabilities assumed                                  (17,212)
      Mortgage note receivable                                               750
                                                                      ----------
                                                                          (2,634)
      Reclamation of common stock issued for MRB Inc.                       (468)
      Fair value of common stock issued                                      468
                                                                      ----------
      Excess purchase price over fair value of assets acquired         $   2,634
                                                                      ==========

8.   COMMITMENTS AND CONTINGENCIES

     The Company is contingently liable to its majority shareholder for fees associated with the acquisition of certain subsidiaries and investments. The final fees to be paid are based principally on the financial impact and profitability that these acquisitions add to the Company's operating results. The Company is also contingently liable to the former owners and current employees of MRB via an earnout arrangement. No such fees were paid during the nine-month period ended September 30, 2000.

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

     In conjunction with the acquisition of Sapp, the Company entered into facilities lease agreements commencing August 1, 2000 for a six year period with minimum monthly lease payments of approximately $11,000 ($5,500 to a related party owned by former Sapp stockholders). In addition, the Company has entered into employment agreements with certain Sapp employees.

9.   DIRECT FINANCE LEASES


Net investment in direct finance leases consisted of the following at September 30, 2000 (in thousands)

         Minimum lease payments receivable                    $13,719
         Estimated unguaranteed residual values
         of lease equipment, net                                  490
         Less: unearned income                                 (4,400)
                                                              -------
                                                              $ 9,809
                                                              =======

     Leases consist primarily of direct finance leases of transportation equipment to owner/operators throughout the United States. The leases generally have terms of two to five years.

ITEM 2. Management's Discussion and Analysis of Financial Condition And Results of Operations
          ------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 VS SEPTEMBER 30, 1999

     REVENUES. Total revenues for the three-month period ended September 30, 2000 were $11,122,000 as compared to $17,724,000 for the corresponding prior period, a decrease of $6,602,000 or 37%. For the three-month period ended September 30, 2000, transportation equipment sales were $ 9,238,000 as compared to $16,152,000 for the corresponding prior period, a decrease of $6,914,000 or 43%. This significant decrease is primarily attributable to sales of used transportation equipment through the operating activities of the Company's wholly owned subsidiary, Chancellor Asset Management Inc. ("CAM"). The decrease in revenues by CAM is primarily a result of financial downturn in the used transportation equipment market attributable, in part, to increased fuel prices and interest rates. CAM, through it's Tomahawk subsidiary has retail outlets located in key southeastern and mid-western cities and has inventory for both retail and wholesale sales. Through CAM, the Company seeks to continue to expand its retail centers geographically. In July 2000, the Company acquired a company with two additional strategic retail locations as well as financing alternatives for the owner/operator market. The Company also seeks to utilize the competitive advantage provided by its access to retail pricing for residual values of its leased equipment to increase competitiveness within the Company's lease origination business unit. For the three-month period ended September 30, 2000, rental income increased by $313,000 or 67 % to $778,000 as compared to $465,000 for the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several lease portfolios in 1999 and 2000 from financial institutions. For the three month period ended September 30, 2000, direct finance lease income increased by $384,000 or 225 % to $401,000 as compared to $17,000 for the corresponding prior period. This increase is due to the acquisition of the Sapp Bros. Leasing Inc. portfolio at July 31, 2000. The Company is in the final phase of its lease origination rebuilding process, having completed the addition of key senior management and sales personnel, and development of strategic alliances to provide future growth in this area. For the three-month period ended September 30, 2000, interest income decreased by $ 33,000 or 92 % to $3,000 as compared to $36,000 for the corresponding prior period. The decrease is primarily attributable to interest earned in connection with the Company's investment of approximately $1,475,000 in a South Africa based manufacturer and lessor of transportation equipment. In October 1999, the Company converted the note receivable into an equity interest in the South African company. For the three-month period ended September 30, 2000, fees from remarketing activities decreased by $451,000 or 43 % to $602,000 as compared to $1,053,000 for the corresponding prior period. This decrease is attributable, in part, to the slowdown in the used equipment market in the quarter ended September 30, 2000. For the three-month period ended September 30, 2000, other income increased by $99,000 or 99 % compared to the corresponding prior period.

     COSTS AND EXPENSES. Total costs and expenses for the three-month period ended September 30, 2000 were $ 10,995,000 as compared to $17,381,000 for the corresponding prior period, a decrease of $6,386,000 or 37%. The significant decrease is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales for the three-month period ended September 30, 2000 was $7,727,000 as compared to $12,837,000 for the corresponding prior period, a decrease of $5,110,000 or 40%, and resulted in an overall gross margin of 16.4%. Selling, general and administrative expenses for the three-month period ended September 30, 2000 were $2,472,000 as compared to $3,920,000 for the corresponding prior period, a decrease of $1,448,000 or 37%. For the three-month period ended September 30, 2000, selling, general and administrative expenses included recovered reimbursable trust administration costs of approximately $134,000. Approximately $600,000 of the decrease in selling, general and administrative expenses for the three-month period ended September 30, 2000 is a result of cost containment measures implemented by CAM and CAM's retail and wholesale business unit, Tomahawk, whose operations were consolidated with the Company's beginning February, 1999. Before netting out the reimbursable trust administration costs and the effect of the CAM expenses, selling, general and administrative expenses decreased to $594,000 for the three-month period ended September 30, 2000 as compared to $1,493,000 for the corresponding prior period, a decrease of $899,000 or 60%. The decrease in selling, general and administrative expenses reflects the effect of the Company's growth strategy implementation that included, in part, costs associated with the addition of senior management, sales and staff personnel, offset by significant cost containment and consolidation in other areas as well as reduction of costs associated with decreased used transportation equipment sales.

     Interest expense for the three-month period ended September 30, 2000 was $156,000 as compared to $234,000 for the corresponding prior period, a decrease of $78,000 or 33%. Interest expense included in cost of transportation equipment sales for the three-month period ended September 30, 2000 was $391,000.

     Depreciation and amortization expense for the three-month period ended September 30, 2000 was $640,000 as compared to $390,000 for the corresponding prior period, an increase of $248,000 or 64%. The increase is primarily due to the amortization of intangible assets associated with the acquisition of Sapp Bros. Leasing Inc., the distribution rights acquired from AMC, the Company's South African investee and increase in equipment under operating leases as previously indicated.

     Provision for income taxes for the three-month period ended September 30, 2000 was $25,000 as compared to $77,000 for the corresponding prior period, a decrease of $52,000, reflecting a decrease in pre-tax income..

     NET INCOME. Net income for the three-month period ended September 30, 2000 was $102,000 as compared to $266,000 for the corresponding prior period, a decrease of $164,000 or 62%. The decrease in net income is attributable to the significant decrease in transportation equipment sales offset by continued improvements in the containment of costs. Net income per share was $0.00 per share (both basic and diluted) for the three-month period ended September 30, 2000 as compared to $0.00 per share (both basic and diluted) for the corresponding prior period.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 1999

     REVENUES. Total revenues for the nine-month period ended September 30, 2000 were $37,830,000 as compared to $43,437,000 for the corresponding prior period, a decrease of $5,607,000 or 13%. For the nine-month period ended September 30, 2000, transportation equipment sales were $33,238,000 as compared to $39,342,000 for the corresponding prior period, a decrease of $6,104,000 or 16%. This revenue stream from transportation equipment sales is primarily attributable to sales of used transportation equipment through the operating activities of the Company's wholly owned subsidiary, Chancellor Asset Management Inc. ("CAM") which has retail outlets located throughout the country and has inventory for both retail and wholesale sales. Through CAM, the Company seeks to continue to expand its retail centers geographically.. The decrease in revenues provided by CAM is primarily a result of the financial downturn in the used transportation equipment market which is attributable, in part, to increased fuel prices and tightening of credit in the owner/operator end user market. The Company also seeks to utilize the competitive advantage provided by its access to retail pricing for residual values of its leased equipment to increase competitiveness within the Company's lease origination business unit. For the nine-month period ended September 30, 2000, rental income increased by $844,000 or 68 % to $2,083,000 as compared to $1,239,000 for the corresponding prior period. The increase in rental income is attributable primarily to the addition to the Company's portfolio of certain equipment acquired in connection with the purchase of several lease portfolios in 1999 and 2000 from financial institutions. For the nine-month period ended September 30, 2000, lease underwriting income decreased by $14,000 or 52 % to $13,000 as compared to $27,000 for the corresponding prior period and direct finance lease income increased by $396,000 or 660% to $456,000 as compared to $60,000 for the corresponding prior period. The increase in direct finance lease income results from the acquisition of Sapp Bros. Leasing Inc. on July 31, 2000. The Company is in the final phase of its lease origination rebuilding process, having completed the addition of key senior management and sales personnel, and development of strategic alliances to provide future growth in this area. For the nine-month period ended September 30, 2000, interest income decreased by $187,000 or 94 % to $13,000 as compared to $200,000 for the corresponding prior period. The decrease is primarily attributable to interest earned in connection with the Company's investment of approximately $1,475,000 in a South Africa based manufacturer and lessor of transportation equipment. The note receivable was converted into an equity interest in the South African company in October 1999. For the nine-month period ended September 30, 2000, fees from remarketing activities decreased by $664,000 or 27 % to $1,823,000 as compared to $2,487,000 for the corresponding prior period. This decrease is attributable, in part, to the aforementioned downturn in the used transportation equipment market. For the nine-month period ended September 30, 2000, other income increased by $122,000 or 148 % to $204,000 as compared to $82,000 for the corresponding prior period.

     COSTS AND EXPENSES. Total costs and expenses for the nine-month period ended September 30, 2000 were $37,293,000 as compared to $42,716,000 for the corresponding prior period, a decrease of $5,423,000 or 13%. The decrease is primarily a result of the costs associated with sales of transportation equipment. The cost of transportation equipment sales for the nine-month period ended September 30, 2000 was $26,884,000 as compared to $31,426,000 for the corresponding prior period, a decrease of $4,542,000 or 13%, and resulted in an overall gross margin of 19.1%. Selling, general and administrative expenses for the nine-month period ended September 30, 2000 was $8,316,000 as compared to $9,716,000 for the corresponding prior period, a decrease of $1,400,000 or 14%. This decrease in selling, general and administrative expenses reflects the effect of the implementation of cost containment measures.

     Interest expense for the nine-month period ended September 30, 2000 was $456,000 as compared to $476,000 for the corresponding prior period, a decrease of $20,000 or 4%.

     Depreciation and amortization expense for the nine-month period ended September 30, 2000 was $1,637,000 as compared to $1,098,000 for the corresponding prior period, an increase of $539,000 or 49%. The increase is primarily due to the amortization of intangible assets associated with the purchase of Sapp Bros. Leasing Inc. and distribution rights as well as an increase in equipment under operating leases.

     Provision for income taxes for the nine-month period ended September 30, 2000 was $104,000 as compared to $163,000 for the corresponding prior period, a decrease of $59,000.

     NET INCOME. Net income for the nine-month period ended September 30, 2000 was $433,000 as compared to $558,000 for the corresponding prior period, a decrease of $125,000 or 22%. The decrease in net income is attributable to the decrease in transportation equipment sales offset by continued improvements in the containment of costs and increase in direct finance lease income from the acquisition of Sapp Bros. Leasing Inc. Net income per share was $0.01 per share (both basic and diluted) for the nine-month period ended September 30, 2000 as compared to $0.01 per share (both basic and diluted) for corresponding prior period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company recognized a net decrease in cash and cash equivalents for the nine-month period ended September 30, 2000 of $753,000. Operating activities provided cash of $3,738,000 during the nine-month period ended September 30, 2000 and is primarily a result of planned reductions of inventory levels and collections of receivables offset by a decrease in deferred revenue associated with the re-marketing of the Company's lease portfolio and decreases in accounts payable. Investing activities used cash of $1,497,000 during the nine-month period ended September 30, 2000 and is primarily a result of the acquisition of portfolios of leases and investments in other assets. Financing activities used cash of $2,994,000 during the nine-month period ended September 30, 2000 and is primarily the result of normal repayments of recourse and non-recourse debt as well as repayments of lines of credit associated with the reduction of inventory. Cash and cash equivalents were $351,000 at September 30, 2000 as compared to $1,104,000 at December 31, 1999, a decrease of $753,000 or 68%.

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

     In January 2000, the Company obtained a $3,000,000 working capital line of credit (increased in July 2000 to $3,750,000) from an international financial institution. The line is due on demand with interest at a per annum rate equal to the sum of 2.65% plus the 30-day Dealer Commercial Paper Rate. The line is secured by marketable securities placed in a brokerage account at the institution by the Company's majority shareholder.

     The Company maintains a revolving line of credit agreement with a financial institution whereby CAM can borrow up to $7,500,000 to floor plan used transportation equipment inventory. The balance outstanding under this revolving line of credit agreement is approximately $5,575,000 as of September 30, 2000. Prior to the acquisition, during 1998, CAM, through Tomahawk entered into a special purpose financing agreement with the same institution to floor plan additional used transportation equipment inventory in the approximate amount of $4,500,000. The balance outstanding under this special purpose financing agreement is approximately $194,000 as of September 30, 2000. The interest rate on the above lines is prime plus 3%.

     In connection with the purchase of Sapp Bros. Leasing Inc., the Company added obligations aggregating approximately $16.5 million under various loan agreements, which are nonrecourse to the parent Company. These loan agreements consist of lines of credit secured by inventory, notes payable secured by direct finance leases and capital lease obligations secured by equipment. Certain loans are guaranteed by the former stockholders of Sapp Bros. Leasing Inc. These loans bear interest at rates ranging from 8% to 15.5%, with approximately $12.3 million due under revolving lines of credit and the remainder requiring periodic payments through dates ranging from August 2000 to April 2005. Maximum credit availability under the lines of credit totals $15.7 million.

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

     In August 1997, the Company committed to make a $1 million equity investment in the New Africa Opportunity Fund, LP ("NAOF"). NAOF is a $120 million investment fund composed of $40 million from equity participants including the Company, and $80 million in debt financing provided by the Overseas Private Investment Corporation ("OPIC"), an independent U.S. government agency. The purpose of the fund is to make direct investments in emerging companies throughout Africa. In addition to the Company, several of the other investors are Sun America, Inc., Citicorp, Northwestern Mutual Life and others. As of September 30, 2000, the Company had funded approximately $736,000 and is obligated to provide additional funding in the approximate amount of $264,000. The Company has additionally invested approximately $4,875,000 into one of NAOF's portfolio investee companies. In October 1999, the Company formalized a strategic investment/alliance with a South African manufacturer and New Africa Opportunity Fund "NAOF" whereby a series of preferred stock of Chancellor Corporation was issued in exchange for a minority interest and certain distribution rights in the South African company.

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

Item 2.             Changes in Securities
                    None

Item 3              Defaults Under Senior Securities
                    None

Item 4.             Submission of Matters to a Vote of Security Holders

Pursuant to a Notice of Special Meeting of Shareholders, the Board of Directors caused to be held on September 22, 2000 a meeting of shareholders. At the meeting, the shareholders acted upon a proposal to amend the articles of organization to increase the number of shares of authorized common stock, $.01 par value, from 75,000,000 to 90,000,000. The above matter was overwhelmingly approved by the shareholders with only 112,915 shares voting against the proposal.

Item 5              Other Information

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

Item 6.             Exhibits and Reports on Form 8-K
    (a)             Exhibits:

THE ENCLOSED FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CHANCELLOR CORPORATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

         11         Computation of Earnings per Share

         27         Financial Data Schedule for period ended September 30, 2000.

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



                                         CHANCELLOR CORPORATION


                                         /s/ Brian M. Adley
                                         -------------------
                                         Brian M. Adley
                                         Chairman of the Board and Director
                                         (Principle Executive Officer)


                                         /s/ Franklyn E. Churchill
                                         -------------------------
                                         Franklyn E. Churchill
                                         President, Chief Operating Officer and
                                         Director


                                         /s/ Barry W. Simpson
                                         --------------------
                                         Barry W. Simpson
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

Date: November 13, 2000

                                   EXHIBIT 11
                     CHANCELLOR CORPORATION AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE


     The following table reflects the calculation of the earnings per share:


                                                                      Weighted Average
                                                                        Common Shares
                                                    Income               Outstanding
                                                  (numerator)           (denominator)

Quarter ended September 30, 2000:                   In thousands, except share and per share data


Earnings from Operations                     $   102                 58,806,206
                                             =======                 ==========
Basic earnings per common share                                                $0.00

Effect of dilutive securities-
     Convertible preferred shares                 --                  3,500,000
      Stock Options                               --                    780,048
                                             -------                -----------
                                                                     63,086,254
                                                                    ===========
Diluted earnings per common share            $   102                           $0.00
                                             -------

Quarter ended September 30, 1999
     Earnings from Operations (restated)     $   266                 53,530,730
                                             =======                ===========
Basic earnings per common share                                                $0.00

Effect of dilutive securities
     Convertible preferred shares                 --                  5,000,000
      Stock Options                               --                  1,412,821
                                             -------                -----------
                                             $   266                 59,943,551
                                             =======                ===========
Diluted earnings per common share                                              $0.00

Year to date ended September 30, 2000:
     Earnings from operations                $   433                 58,798,926
                                             =======                ===========
Basic earnings per common share                                                $0.01

     Convertible preferred shares                 --                  3,500,000
     Stock Options                                --                    846,550
                                             -------                -----------
                                             $   433                 63,145,476
                                             =======                ===========
Diluted earnings per common share                                              $0.01

Year to date ended September 30, 1999:
     Earnings from operations (restated)     $   558                 48,381,553
                                             =======                ===========
Basic earnings per common share                                                $0.01

Effect of dilutive securities -
     Convertible preferred shares                 --                  5,000,000
     Warrant -  VCC                               --                  2,323,232
      Stock Options                               --                  1,475,608
                                             -------                -----------
                                             $   558                 57,180,393
                                             -------                ===========
Diluted earnings per common share                                              $0.01